Form 10-Q
period 1995-03-31
ENVIRONMENTAL SERVICES OF AMERICA INC
filed 1995-05-12
CIK 773399

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549
                                    FORM 10-Q


     (Mark One)


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended   MARCH 31, 1995

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the transition period from         to
                       Commission file number 0-18466

                  ENVIRONMENTAL SERVICES OF AMERICA, INC.
           (Exact name of registrant as specified in its charter)




               DELAWARE                                     87-0377081
 (I.R.S. Employer incorporation or             (State or other jurisdiction of
   organization)                                 Identification No.)

               937 EAST HAZELWOOD AVENUE, BLDG. 2, RAHAWAY, NJ 07065
                   (Address of principal executive offices) Zip Code)

                                     (908) 381-9229
                   (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No

     Number of shares outstanding of the issuer's class of common stock, $.02 par value, as of May 10, 1995: 3,801,722

                      PART I - FINANCIAL INFORMATION


Item 1 - FINANCIAL STATEMENTS.


          Environmental Services of America, Inc. and Subsidiaries Consolidated Financial Statements For the Three Months Ended March 31, 1995 (Unaudited).





                       INDEX TO FINANCIAL STATEMENTS
                                                              PAGE #

Index to Financial Statements                                  F-1


Consolidated Balance Sheets - March 31, 1995
  (Unaudited) and December 31, 1994                         F-2 to F-3

Consolidated Statements of Operations - for the three
  months ended March 31, 1995 and 1994 (Unaudited)             F-4

Consolidated Statements of Cash Flows - for the three
  months ended March 31, 1995 and 1994 (Unaudited)             F-5

Notes to Consolidated Financial Statements                  F-6 to F-7

         ENVIRONMENTAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS



                                  ASSETS

                                                 March 31,        December 31,
                                                  1995               1994
CURRENT ASSETS:                                (Unaudited)

  Cash and cash equivalents                  $    166,997         $    600,272

  Accounts receivable (net of allow-
   ance for doubtful accounts of
   $461,313 at March 31, 1995
   and $469,605 at December 31, 1994)          10,053,138           10,821,411

  Prepaid expenses, taxes and deposits            668,442              771,666

  Other current assets                            371,224              384,024

      Total current assets                     11,259,801           12,541,373

PROPERTY AND EQUIPMENT, net of
  accumulated depreciation and
  amortization                                  7,418,701            7,319,713

GOODWILL, net of accumulated
  amortization                                  1,541,858            1,555,719

OTHER ASSETS:
  Deferred permit costs                           276,413              290,809
  Customer list                                   141,788              151,838
  Other                                           269,446              453,666

      Total other assets                          687,647              896,313

      Total assets                            $20,907,997          $22,313,118












                             See accompanying notes

           ENVIRONMENTAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS (CONTINUED)
                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                  March 31,         December 31,
                                                   1995                1994
CURRENT LIABILITIES:                             (Unaudited)

  Current portion of long-term debt            $ 1,087,302           $ 1,148,149
  Notes payable - bank                           1,750,000             1,650,000
  Accounts payable and accrued expenses          7,023,412             8,127,843
  Income taxes accrued                              16,393               140,909

      Total current liabilities                  9,877,107            11,066,901

LONG-TERM DEBT:
  Notes payable, net of current
   maturities                                    2,372,401             2,459,052
  Other long-term liabilities                      273,000               273,000
                                                 2,645,401             2,732,052

      Total liabilities                         12,522,508            13,798,953

STOCKHOLDERS' EQUITY
  Preferred stock,$.01 par value

     "Series B"- 6% cumulative, convertible,
      2,000,000 shares authorized, 10,258
      shares issued and outstanding                    103                   103

     "Series C" convertible, 20,000 shares
      authorized, 3,200 shares issued and
      outstanding                                       32                    32

  Common stock,$.02 par value-authorized
   10,000,000 shares; 3,801,722 shares
   issued and outstanding                           76,035                76,035
  Paid-in capital in excess of par               5,819,579             5,819,579
  Retained earnings                              2,489,740             2,618,416
      Total stockholders' equity                 8,385,489             8,514,165
      Total liabilities and
        stockholders' equity                   $22,907,997           $22,313,118








                             See accompanying notes

           ENVIRONMENTAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)


                                        For the Three              For the Three
                                         Months ended               Months ended
                                          March 31,                   March 31,
                                           1995                          1994


Net sales                                 $ 9,334,748               $ 5,767,853

Cost of sales                               6,121,615                 3,788,682

Gross profit on sales                       3,213,133                 1,979,171

Selling, general and administrative
  expenses                                  2,933,411                 1,841,062
Depreciation and amortization                 391,452                   261,671
                                            3,324,863                 2,102,733

Loss from operations                         (111,730)                 (123,562)

Other income (expenses):
  Net non-operating income                     12,756                     2,742
  Interest income                            (122,604)                  (34,168)
                                             (109,848)                  (31,426)

Loss before provision for
  income tax benefit                         (221,578)                 (154,988)

Provision for income tax benefit              (92,902)                  (64,971)

Net loss                                  $  (128,676)              $   (90,017)


Loss per common share                     $      (.03)              $      (.02)


Weighted average number of common
  shares and equivalent shares
  outstanding                                4,425,606                 3,916,245







                              See accompanying notes

           ENVIRONMENTAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                                               For the Three       For the Three
                                                Months Ended        Months Ended
                                                 March 31,            March 31,
CASH FLOWS FROM OPERATING ACTIVITIES:             1995                  1994
Net (loss)                                      $  (128,676)        $   (90,017)

Adjustments to reconcile net income to
  net cash provided by operating
  activities:
  Depreciation and amortization                     391,452             261,671
  Decrease in accounts receivable                   768,273             424,720
  (Increase) in prepaid expenses,
    deposits and other current assets                72,333             (57,906)
  (Decrease) in accounts payable
    and accrued expenses                         (1,104,431)           (440,261)
  (Decrease) in income taxes payable               (124,516)             (5,071)
  Total Adjustments                                   3,111             183,153
  Net Cash Provided by (Used in)
    Operating Activities                           (125,565)             93,136

CASH FLOWS FROM INVESTING ACTIVITIES:

  Additions to property and equipment, net          (444,432)          (216,539)
  (Increase) decrease in other assets                184,220           (195,527)

  Net Cash (Used In) Investing Activities           (260,212)          (412,066)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Increase in notes payable - bank                   100,000            600,000
  Issuance of long-term debt                         206,398               --
  Payments of long-term debt                        (353,896)           (78,940)
  Net Cash Provided by (Used in)
   Financing Activities                              (47,498)           521,060

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                    (433,275)           202,130
CASH AND CASH EQUIVALENTS - Beginning                600,272            514,369
CASH AND CASH EQUIVALENTS - Ending              $    166,997        $   716,499

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION

Cash paid during the period for:
Income taxes                                    $     75,989        $    10,649

Interest                                        $    122,005        $    30,893

                             See accompanying notes

         ENVIRONMENTAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

Note 1 - BASIS OF PRESENTATION:

     In the opinion of the Company, all adjustments (which consist only of normal recurring accruals) necessary for the fair presentation of the balance sheet as of March 31, 1995 and the related statements of operations for the three month periods ended March 31, 1995 and 1994 have been included in the accompanying condensed consolidated financial statements. The results of operations for the three month periods ended March 31, 1995 and 1994 are not necessarily indicative of the results to be expected for the entire year.

     The condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1994, which is incorporated herein by reference.

     Loss per share of common stock is calculated based on the weighted average number of shares and equivalent shares outstanding during the period.

Note 2 - ACQUISITIONS:

     Effective April 1, 1994, Environmental Services of America-IN, Inc., ("ENSA-IN") and Environmental Services of America-MO, Inc. ("ENSA-MO"), newly formed subsidiaries of the Company, acquired substantially all of the assets of Industrial Fuels and Resources, Inc. and Industrial Fuels and Resources of Missouri, Inc., respectively, which operated two treatment, storage, and disposal facilities. The total cost of the acquisition was $1,336,126 which approximated the fair value of the net assets acquired. The transaction was accounted for as a purchase and, accordingly, the financial statements include the operations of ENSA-IN and ENSA-MO beginning April 1,1994.

     On August 12, 1994 ENSA Environmental, Inc., a newly formed subsidiary of the Company, acquired certain assets and assumed certain liabilities of Earth Science Technologies, Inc., an environmental consulting and remediation business. The total cost of the acquisition was $674,194. The financial statements include the operations of ENSA Environmental, Inc. beginning
August 12, 1994.

         ENVIRONMENTAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

     The following summarized pro forma information assumes the acquisitions had occurred at January 1, 1994 and does not purport to be indicative of what would have occurred had the acquisitions been made as of that date:

                                For the Three                 For the Three
                                 Months Ended                  Months Ended
                                March 31, 1995                March 31, 1994
                                 (Unaudited)                   (Unaudited)


Net sales                        $ 9,334,748                    $ 7,544,596

Net loss                         $  (128,676)                   $  (197,888)

Loss per common share            $      (.03)                   $      (.05)




Note 3 - NEW OFFICES:

     In January, 1995, the Company acquired for $262,500 secured indebtedness of Envirovision, Inc. and subsequently foreclosed upon the collateral securing such indebtedness, primarily accounts receivable and contracts in process. To complete certain of the contracts in process, the Company employed a number of former employees of Envirovision and began consulting, remediation, and ancillary operations in Congers, New York and Baltimore, Maryland.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

     Environmental Services of America, Inc. (the "Company"), a Delaware corporation, and subsidiaries are engaged in the business of providing for the identification, remediation, transportation and disposal of hazardous waste and non-hazardous waste, and providing remedial engineering and environmental consulting as well as air quality testing, analysis and monitoring for private and public entities. The Company's stock is listed on NASDAQ and trades in the NASDAQ National Market System under the symbol "ENSA".

     The services provided by the Company fit generally within three categories:
(i) environmental remediation services; (ii) hazardous waste management services; and (iii) environmental engineering, air testing, air monitoring and consulting services. The following is a description of the services provided.

   * ENVIRONMENTAL REMEDIATION: ENSI, Inc., which maintains offices in New Jersey and Pennsylvania, provides comprehensive environmental management, transportation and cleanup services to generators and handlers of hazardous waste materials primarily in the mid-Atlantic states. Tri-S, Incorporated ("TRI-S"), based in Ellington, Connecticut, performs similar services in the New England states. Additionally, in August, 1994, the Company began conducting remedial activities from its office in Louisville, Kentucky. In January, 1995, the Company added two additional offices in Congers, New York and Baltimore, Maryland.

   * HAZARDOUS WASTE MANAGEMENT SERVICES: The Company's hazardous waste management services include waste treatment and resource recovery, transportation, and transfer, storage and disposal coordination. Such services are provided by the Company's three treatment storage and disposal ("TSD") facilities located in Canastota, New York, South Bend, Indiana and Scott City, Missouri, all of which are RCRA Part B permitted. Transportation and disposal coordination are also provided, to a lesser extent, by other offices of the Company.

   * ENVIRONMENTAL  ENGINEERING, AIR TESTING, AIR MONITORING, AND CONSULTING
     SERVICES: The Company's consulting arm operating as ENSA Environmental, Inc. ("ENSA-ENV"), maintains nine offices located in Pennsylvania, New York, New Jersey, Vermont, Kentucky, Illinois, West Virginia, and Ohio. The Company offers specialized environmental professional services including, hydrogeological and geophysical consulting services, remedial design engineering, and construction management. In addition, ENSA Environmental, Inc., performs air quality testing, monitoring, analysis and consulting services, and designs and installs continuous emission monitoring systems from its Pennsylvania and Illinois offices.

     Management's discussion and analysis is based upon the unaudited consolidated financial statements of the Company and its subsidiaries for the three month periods ended March 31, 1995 and 1994, and include the accounts of the Company and its wholly-owned subsidiaries, after elimination of all significant inter-company balances and transactions.

     Effective April 1, 1994, Environmental Services of America-IN, Inc. ("ENSA-IN") and Environmental Services of America-MO, Inc. ("ENSA-MO") (newly formed subsidiaries of the Company) acquired substantially all of the assets of Industrial Fuels and Resources, Inc. and Industrial Fuels and Resources of Missouri, Inc., respectively ("IFR"). The acquisition was accounted for as a purchase, and, accordingly, the Company's consolidated statements of operations include the operating results of ENSA-IN and ENSA-MO beginning April 1, 1994. Net assets of $1,336,126 were acquired and were recorded at their fair market value at the effective date of the acquisition.

     Effective August 12, 1994, the Company's wholly-owned subsidiary, ENSA-ENV acquired specific assets and assumed certain liabilities of Earth Science Technologies, Inc. ("EST"). EST operated five offices providing consulting and, to a lesser extent, remediation services in the Midwestern United States. The purchase price was $674,194 which included the forgiveness of loans granted to EST, issuance of shares of the Company's common stock and acquisition costs. The transaction was treated as a purchase for financial statement purposes. Accordingly, the Company's financial statements include the operations of EST beginning August 12, 1994.

Results of Operations:

     The following table presents items in the Consolidated Statements of Operations for the three month periods ended March 31, 1995 and 1994 as a percentage of net sales:

                               Percentage of Net Sales
                                 Three Months Ended
                                      March 31,


                                       1995                  1994
       Net sales                        100.0%                100.0%
       Cost of sales                     65.6                  65.7
       Gross profit on sales             34.4                  34.3

       Selling, general &
        administrative expenses          31.4                  31.9

       Depreciation & amortization        4.1                   4.5

       Loss from operations              (1.1)                 (2.1)

       Net non-operating income           --                     --

       Interest expense                  (1.3)                 (0.6)

       Loss before provision
         for income taxes                (2.4)                 (2.7)

       Income tax benefit                (1.0)                 (1.1)

       Net loss                          (1.4)%                (1.6)%

     NET SALES - The following table sets forth the sources of net sales attributable to the three service areas of the Company (rounded to the nearest $000s). The Company provides its services on an integrated basis, and in many instances, services in one area of its business support or lead to a project undertaken in another area. In the tables below, revenue derived from a particular service as part of a multi-faceted project are attributed to the operating subsidiary which actually performs the service as the general contractor.

                                                                       % Increase
                                                                       (Decrease)
                             Three                   Three            Three Months
                          Months Ended            Months Ended            Ended     Ended
                         March 31, 1995          March 31, 1994       March 31,1994
Service Segment             Net Sales               Net Sales           Over 1994
Hazardous waste
 management           $3,274,000    35.1%        $1,521,000    26.4%     115.3%

Environmental
 remediation           3,196,000    34.2%         2,455,000    42.6%      30.2%

Environmental
 engineering,
 air testing,
 consulting &
 monitoring            2,865,000    30.7%         1,792,000    31.0%      59.9%

   Total              $9,335,000   100.0%        $5,768,000   100.0%      61.8%

     For the three months ended March 31, 1995, net sales were $9,334,748, a
61.8 percent increase over the same period in 1994. During 1994, the Company acquired two TSD facilities as well as four consulting and remediation offices all of which are located in the Midwest. In addition, in January, 1995, the Company began operating two new remediation and consulting offices in Congers, New York and Baltimore, Maryland.

     The new acquisitions and office start-ups generated sales of $3,205,794, which represents approximately 90 percent of the increase in the Company's sales.

     In late 1994, the Company ceased its air testing, consulting, and monitoring operations in Louisiana and California. Additionally, in Pennsylvania and Illinois the Company consolidated its remaining air service centers into its existing consulting operations.

     COST OF SALES - As a percentage of sales, cost of sales was 65.6 percent, which is directly proportional to the percentage of sales of 65.7 percent experienced in the same quarter of the previous year. The market for environmental services remains extremely competitive. The Company was able to maintain its margins in this tough competitive arena by taking advantage of economies of scale now available, particularly with the Company's subcontractors and facilities utilized for ultimate disposal of the waste.

     GROSS PROFIT ON SALES - The Company's gross profit on sales rose $1,233,962 to $3,213,133 in the first quarter of 1995 as compared to the first quarter of 1994. As discussed above, the increase is directly attributable to the increase in sales experienced in the first quarter of 1995.

     SELLING, GENERAL AND ADMINISTRATION EXPENSES - For the three months ended March 31, 1995, selling, general, and administrative expenses were $2,933,411, an increase of $1,092,349 or 59 percent over the same period in 1994. The new offices and acquisitions of the Company added $968,809 of selling, general, and administrative expenses.

     DEPRECIATION AND AMORTIZATION EXPENSES - Depreciation and amortization expense rose $129,781 to $391,452 in the first quarter of 1995, as compared to the first quarter of 1994. The increase is attributable to $99,227 in expenses related to new acquisitions and operations which became part of the Company after March 31, 1994.

     INTEREST EXPENSE - Interest expense rose 259 percent from $34,168 in the first quarter of 1994 to $122,604 in the first quarter of 1995. The acquisition of two TSD facilities in April, 1994, and the $1,400,000 improvement of its New York TSD facility, were the primary factors contributing to the Company's $3,352,000 growth in net property, plant, and equipment over the one year period ended March 31, 1995. Additional debt was assumed when acquiring these assets.

     NET LOSS - For the three months ended March 31, 1995, the net loss was $128,676 ($.03 loss per share) compared to a loss of $90,017 ($.02 loss per share) for the first quarter of 1994. The Company has, for the past three years, reported a net loss for the first quarter. Annual operating results for 1993 and 1994 were, of course, profitable. Management believes that the first quarter of 1995 is not representative of operational expectations for the year 1995.

Liquidity and Capital Resources:

     At March 31, 1995, the Company's current ratio was 1.14 to 1.00, compared to 1.13 to 1.00 at December 31, 1994.

     Accounts receivable at March 31, 1995 was $10,053,138, a decrease of 7 percent from December 31, 1994. The decrease in receivables is due to sales declines. In the first quarter of 1995, sales were $9,334,748, compared to sales of $10,176,521 in the fourth quarter of 1994.

     In June, 1994, the Company obtained new bank financing whereby a credit facility of $5,000,000 was provided to the Company in the form of a $2,000,000 term loan and $3,000,000 line of credit. The proceeds from the $2,000,000 term loan were used to reduce the Company's outstanding line of credit. At March 31, 1995 and December 31, 1994 $1,750,000 and $1,650,000, respectively, were outstanding on the line of credit; as of May 10, 1995, $2,000,000 was outstanding.

     Management estimates that during 1995, the Company may be required to invest $428,000 in working capital at its TSD facilities in Indiana and Missouri for operational needs. Additionally, during 1995 the Company will expend another $400,000 for the remaining improvements at its New York TSD facility.

     The Company is seeking increases in its bank financing during 1995 to increase its available working capital. The Company believes that additional bank financing and net cash generated from operations will satisfy its cash needs through fiscal year 1995.

                        PART II - OTHER INFORMATION




Item 1         LEGAL PROCEEDINGS.

               None.

Item 2         CHANGES IN SECURITIES.

               None.

Item 3         DEFAULTS UPON SENIOR SECURITIES.

               None.

Item 4         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

               None.

Item 5         OTHER INFORMATION.

               None.

Item 6         EXHIBITS AND REPORTS ON FORM 8-K.

               (a)  Exhibits.

               None.

               (b)  Reports on Form 8-K.

               None.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                  ENVIRONMENTAL SERVICES OF AMERICA, INC.



    By
             Jon Colin, President and Chief Executive Officer

                               May 12, 1995
                                   Date



 By
            Kathleen P. LeFevre, C.P.A. Chief Financial Officer

                               May 12, 1995
                                   Date

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                  ENVIRONMENTAL SERVICES OF AMERICA, INC.



    By                       /s/Jon Colin
             Jon Colin, President and Chief Executive Officer

                               May 12, 1995
                                   Date



    By                       /s/Kathleen P. LeFevre, C.P.A.
            Kathleen P. LeFevre, C.P.A. Chief Financial Officer

                               May 12, 1995
                                   Date