Form 10-Q
period 1995-06-30
ENVIRONMENTAL SERVICES OF AMERICA INC
filed 1995-08-04
CIK 773399

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549
                                    FORM 10-Q


     (Mark One)


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended   JUNE 30, 1995

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

               937 EAST HAZELWOOD AVENUE, BLDG. 2, RAHWAY, NJ 07065
                   (Address of principal executive offices) Zip Code)

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

     Number of shares outstanding of the issuer's class of common stock, $.02 par value, as of August 2, 1995: 3,806,722

                      PART I - FINANCIAL INFORMATION


Item 1 - FINANCIAL STATEMENTS.


          Environmental Services of America, Inc. and Subsidiaries Consolidated Financial Statements For the Six and Three Months Ended June 30, 1995 (Unaudited).





                       INDEX TO FINANCIAL STATEMENTS
                                                              PAGE #

Index to Financial Statements                                  F-1


Consolidated Balance Sheets - June 30, 1995
  (Unaudited) and December 31, 1994                         F-2 to F-3

Consolidated Statements of Operations - for the six
  months ended June 30, 1995 and 1994 (Unaudited)              F-4

Consolidated Statements of Cash Flows - for the three
  months ended June 30, 1995 and 1994 (Unaudited)              F-5

Consolidated Statements of Operations - for the six
  months ended June 30, 1995 and 1994 (Unaudited)              F-6

Notes to Consolidated Financial Statements                  F-7 to F-8

         ENVIRONMENTAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS



                                  ASSETS

                                                 June 30,         December 31,
                                                  1995               1994
CURRENT ASSETS:                                (Unaudited)

  Cash and cash equivalents                  $    359,765         $    600,272

  Accounts receivable (net of allow-
   ance for doubtful accounts of
   $469,605 at June 30, 1995
   and $469,605 at December 31, 1994)           8,809,674           10,821,411

  Prepaid expenses, taxes and deposits          1,351,108              771,666

  Other current assets                            341,831              384,024

      Total current assets                     10,862,378           12,541,373

PROPERTY AND EQUIPMENT, net of
  accumulated depreciation and
  amortization                                  7,660,865            7,319,713

GOODWILL, net of accumulated
  amortization                                  1,527,976            1,555,719

OTHER ASSETS:
  Deferred permit costs                           262,017              290,809
  Customer list                                   131,738              151,838
  Other                                           272,471              453,666

      Total other assets                          666,226              896,313

      Total assets                            $20,717,445          $22,313,118












                             See accompanying Notes

           ENVIRONMENTAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS (CONTINUED)
                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                  June 30,          December 31,
                                                   1995                1994
CURRENT LIABILITIES:                             (Unaudited)

  Current portion of long-term debt            $   835,558           $ 1,148,149
  Notes Payable - bank                           1,800,000             1,650,000
  Accounts payable and accrued expenses          7,028,770             8,127,843
  Income taxes payable                              --                   140,909

      Total current liabilities                  9,664,328            11,066,901

LONG-TERM DEBT:
  Notes payable, net of current
   maturities                                    2,686,531             2,459,052
  Other long-term liabilities                      273,000               273,000
                                                 2,959,531             2,732,052

      Total liabilities                         12,623,859            13,798,953

STOCKHOLDERS' EQUITY
  Preferred stock,$.01 par value

     "Series B"- 6% cumulative, convertible,
      2,000,000 shares authorized, 10,258
      shares issued and outstanding                    103                   103

     "Series C" convertible, 20,000 shares
      authorized, 3,200 shares issued and
      outstanding                                       32                    32

  Common stock,$.02 par value-authorized
   10,000,000 shares; 3,801,722 shares
   issued and outstanding                           76,035                76,035
  Paid-in capital in excess of par               5,819,579             5,819,579
  Retained earnings                              2,197,837             2,618,416
      Total stockholders' equity                 8,093,586             8,514,165
      Total liabilities and
        stockholders' equity                   $20,717,445           $22,313,118








                             See accompanying Notes

           ENVIRONMENTAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)


                                         For the Six                For the Six
                                         Months ended               Months ended
                                          June 30,                    June 30,
                                           1995                          1994


Net sales                                 $17,865,677               $13,629,406

Cost of sales                              11,699,596                 8,734,111

Gross profit on sales                       6,166,081                 4,895,295

Selling, general and administrative
  expenses                                  5,850,398                 4,126,739
Depreciation and amortization                 810,456                   570,290
                                            6,660,854                 4,697,029

Income (loss) from operations                (494,773)                  198,266

Other income (expenses):
  Net non-operating income (expenses)         31,918                     16,952
  Interest Income                            (261,311)                 (132,166)
                                             (229,393)                 (115,214)

Income (loss) before provision for
  income taxes (benefit)                     (724,166)                   83,052

Provision for income taxes (benefit)         (303,587)                   35,628

Net income (loss)                         $  (420,579)              $    47,424


Earnings (loss) per common share          $      (.10)              $       .01


Weighted average number of common
  shares and equivalent shares
  outstanding                                4,425,606                 4,036,557







                              See accompanying Notes

           ENVIRONMENTAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)


                                        For the Three              For the Three
                                         Months ended               Months ended
                                          June 30,                    June 30,
                                           1995                          1994


Net sales                                 $ 8,530,929               $ 7,861,553

Cost of sales                               5,577,981                 4,945,429

Gross profit on sales                       2,952,948                 2,916,124

Selling, general and administrative
  expenses                                  2,916,987                 2,285,677
Depreciation and amortization                 419,004                   308,619
                                            3,335,991                 2,594,296

Income (loss) from operations                (383,043)                  321,828

Other income:
  Net non-operating income (expenses)          19,162                    14,210
  Interest Income                            (138,707)                  (97,998)
                                             (119,545)                  (83,788)

Income (loss) before provision for
  income taxes                               (502,588)                  238,040

Provision for income taxes                   (210,685)                  100,599

Net income                                $  (291,903)              $   137,441


Earnings per common share                 $      (.07)              $       .03


Weighted average number of common
  shares and equivalent shares
  outstanding                                4,425,606                 4,152,480







                              See accompanying Notes

           ENVIRONMENTAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                                               For the Three       For the Three
                                                Months Ended        Months Ended
                                                 June 30,             June 30,
CASH FLOWS FROM OPERATING ACTIVITIES:             1995                  1994
Net income (loss)                               $  (420,579)        $    47,424
Adjustments to reconcile net income to
  net cash provided by operating
  activities:
  Depreciation and amortization                     810,456             570,290
  (Increase)/decrease in accounts receivable      2,011,737            (444,708)
  (Increase)/decrease in prepaid expenses,
    and other current assets                       (573,249)            411,048
  (Decrease) in accounts payable and
  accrued expenses                               (1,099,073)           (199.483)
  (Decrease) in income taxes payable             (  140,909)           (  5,071)
    Total Adjustments                             1,008,962             332,076
    Net Cash Provided by Operating
     Activities                                     588,383             379,500

CASH FLOWS FROM INVESTING ACTIVITIES:

  Additions to property and equipment, net        (1,074,973)          (913,906)
  (Increase)/decrease in other assets                181,195           ( 39,171)
  Acquisition of subsidiaries                          --              (519,474)
    Net Cash (Used In) Investing Activities         (893,778)        (1,472,551)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase/(decrease) in bank line of credit         150,000         (1,200,000)
  Issuance of long term debt                       1,360,903          2,355,957
  Payments of long-term debt                      (1,446,015)          (486,427)
  Issuance of Series C preferred stock                 --               320,000
  Other                                                --               (10,000)
    Net Cash Provided by Financing
     Activities                                       64,888            979,530

NET (DECREASE) IN CASH AND CASH
EQUIVALENTS                                         (240,507)          (113,521)
CASH AND CASH EQUIVALENTS - Beginning                600,272            514,369
CASH AND CASH EQUIVALENTS - Ending              $    359,765        $   400,848

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION

Cash paid during the period for:
Income taxes                                    $     95,561        $    17,024

Interest                                        $    261,481        $   139,090

                             See accompanying Notes

         ENVIRONMENTAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

Note 1 - BASIS OF PRESENTATION:

     In the opinion of the Company, all adjustments (which consist only of normal recurring accruals) necessary for the fair presentation of the balance sheet as of June 30, 1995 and the related statements of operations for the six and three month periods ended June 30, 1995 and 1994 have been included in the accompanying condensed consolidated financial statements. The results of operations for the six and three month periods ended June 31, 1995 and 1994 are not necessarily indicative of the results to be expected for the entire year.

     The condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1994, which is incorporated herein by reference.

     Earnings or loss per share of common stock is calculated based on the weighted average number of shares and equivalent shares outstanding during the period.

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

         ENVIRONMENTAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

     The following summarized pro forma information assumes the acquisitions had occurred at January 1, 1994 and does not purport to be indicative of what would have occured had the acquisitions been made as of that date:


                               Six Months Ended               Six Months Ended
                                June 30, 1995                  June 30, 1994
                                 (Unaudited)                   (Unaudited)


Net sales                        $17,865,677                    $16,286,490

Net loss                         $  (420,579)                   $  (197,913)

Loss per common share            $      (.10)                   $      (.05)




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

   * ENVIRONMENTAL REMEDIATION SERVICES: ENSI, Inc., which maintains offices in New Jersey and Pennsylvania, provides comprehensive environmental management, transportation and cleanup services to generators and handlers of hazardous waste materials primarily in the mid-Atlantic states. Tri-S, Incorporated ("TRI-S"), based in Ellington, Connecticut, performs similar services in the New England states. Additionally, in August, 1994, the Company began conducting remedial activities from its office in Louisville, Kentucky. In January, 1995, the Company added two additional offices in Congers, New York and Baltimore, Maryland.

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

     Management's discussion and analysis is based upon the unaudited consolidated financial statements of the Company and its subsidiaries for the six and three month periods ended June 30, 1995 and 1994, and include the accounts of the Company and its wholly-owned subsidiaries, after elimination of all significant inter-company balances and transactions.

     Effective April 1, 1994, Environmental Services of America-IN, Inc. "ENSA-IN") and Environmental Services of America-MO, Inc. ("ENSA-MO") (newly formed subsidiaries of the Company) acquired substantially all of the assets of Industrial Fuels and Resources, Inc. and Industrial Fuels and Resources of Missouri, Inc., respectively ("IFR"). The acquisition was accounted for as a purchase, and, accordingly, the Company's consolidated statements of operations include the operating results of ENSA-IN and ENSA-MO beginning April 1, 1994. Net assets of $1,336,126 were acquired and were recorded attheir fair market value at the effective date of the acquisition.

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

Results of Operations:

     The following table presents items in the Consolidated Statements of Operations for the six month and three month periods ended June 30, 1995 and 1994 as a percentage of net sales:

                          Percentage of Net Sales       Percentage of Net Sales
                            Six Months Ended              Six Months Ended
                                  June 30,                      June 30,


                              1995           1994          1995           1994
Net sales                    100.0%         100.0%        100.0%         100.0%
Cost of sales                 65.5           64.1          65.4           62.9
Gross profit on sales         34.5           35.9          34.6           37.1

Selling, general &
administrative expenses       32.7           30.2          34.2           29.1

Depreciation & amortization    4.6            4.2           4.9            3.9

Income (loss) from operations (2.8)           1.5          (4.5)           4.1

Net non-operating income       0.2            0.1           0.2            0.1

Interest expense              (1.5)          (1.0)         (1.6)          (1.2)

Income (loss) before
 provision for income taxes   (4.1)           0.6          (5.9)           3.0

Provision for
income taxes (benefit)        (1.7)           0.3          (2.5)           1.3

Net income (loss)             (2.4)%          0.3%         (3.4)%          1.7%




     NET SALES - The following table sets forth the sources of net sales attributable to the four service areas of the Company (rounded to the nearest $000s). The Company provides its services on an integrated basis, and in many instances, services in one area of its business support or lead to a project undertaken in another area. In the tables below, revenue derived from a particular service as part of a multi-faceted project are attributed to the operating subsidiary which actually performs the service as the general contractor.

                                                                    % Increase
                                                                    (Decrease)
                          Six Months             Six Months         Six  Months
                            Ended                   Ended              Ended
                         June 30, 1995           June 30, 1994      June 30,1995
Service Segment            Net Sales               Net Sales         Over 1994
Hazardous waste
 management          $ 6,263,000   35.1%       $ 5,043,000    37.0%     19.5%

Environmental
 remediation           5,869,000   32.8%         4,800,000    35.2%     22.3%

Environmental
 engineering
 air testing,
 and consulting        5,734,000   32.1%         3,786,000    27.8%     51.5%

   Total              $17,866,000 100.0%       $13,629,000   100.0%     31.1%

                                                                      % Increase
                                                                      (Decrease)
                             Three                   Three          Three Months
                          Months Ended            Months Ended          Ended
                         June 30, 1995           June 30, 1994     June 30,1995
Service Segment             Net Sales               Net Sales          Over 1994
Hazardous waste
 management           $2,989,000    35.0%        $3,522,000    44.8%     (15.1)%

Environmental
 remediation           2,673,000    31.3%         2,345,000    29.8%      14.0%

Environmental
 engineering
 air testing,
 and consulting        2,869,000    33.7%         1,994,000    25.4%      43.8%

   Total              $8,531,000   100.0%        $7,861,000   100.0%       8.5%

    For the six months ended June 30, 1995, net sales were $17,866,000 a 31.1 percent increase over the same period in 1994. During 1994, the Company acquired two TSD facilities as well as four consulting and remediation offices all of which are located in the Midwest. In addition, in January, 1995, the Company began operating two new remediation and consulting offices in Congers, New York and Baltimore, Maryland.

    Compared to the first half of the prior year, the Company's sales increased $4,237,000; the new acquisitions and office start ups generated sales of $6,272,060.

    Compared to the second quarter of 1994, sales provided by the Company's TSD facilities decreased 15.1%. Severe weather in the fourth quarter of 1994 created a backlog of hazardous waste material for processing which resulted in high second quarter sales. This did not occur in 1995 due to the mild weather. In addition, sales are influenced by waste minimization and low industry demand.

     In late 1994, the Company ceased it's air testing, consulting, and monitoring operations in Louisiana and California. Additionally, in Pennsylvania and Illinois the Company consolidated it's remaining air service centers into it's existing operations.

     COST OF SALES - As a percentage of sales, cost of sales for the first half of 1995 was 65.5 percent, which represents a slight increase over the cost over the cost of sales as a percentage of sales experienced in the first half of 1994. The market for environmental services remains extremely competitive.
The Company is constantly trying to maintain it's margins in this tough competitive arena by taking advantage of economies of scale now available, particularly with the Company's subcontractors and facilities utilized for the ultimate disposal of waste.

     GROSS PROFIT ON SALES - Compared to the prior year, the Company's gross profit on sales rose to $1,270,786 to $6,166,081 in the first half of 1995.
The increase is primarily attributable to the increase in sales experienced in the first quarter of 1995. The gross profit on sales in the second quarter of 1995 was $2,952,948 or 34.6 percent of sales, compared to $2,916,124 or 37.1 percent of sales in the second quarter of 1994. Sales increases in the quarter were offset by increases in the cost of sales.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - For the second quarter of 1995, selling, general, and administrative expenses were $2,916,987, a $631,310 or 27.6 percent increase over the second quarter of 1994. Similarly, for the six months ended June 30, 1995, selling, general and administrative expenses increased $1,723,659 or 41.8 percent compared to 1994.

     The primary reason for the increase was the Company's acquisition of new offices during 1994 and 1995, which accounted for selling, general, and administrative expense increases of $502,436 for the second quarter of 1995 and $1,414,293 for the first half of 1995.

     In July, 1995 the Company eliminated approximately twelve administrative and support personnel, executive management accepted pay cuts, and the Company employed other cost cutting measures in an effort to further reduce its operting expenses. The Company is prepared to make further reductions in the future if appropriate.

     INTEREST EXPENSE - Interest expense rose $129,145 to $261,311 in the first half of 1995, as compared to the first quarter of 1994. The acquisition of two TSD facilities in April, 1994, and the $1,400,000 improvement to its New York TSD facility, were the primary factors contributing to the Company's $3,570,000 growth in net property, plant, and equipment over the eighteen months ended June 30, 1995. Additional debt was assumed when acquiring these assets.

     NET LOSS - For the six months ended June 30, 1995, the Company had a net loss of $420,579 ($.10 loss per share), compared to net income of $47,424
($.01 income per share) for the first six months of 1994. For the three months ended June 30, 1995, the company had a net loss of $291,903 ($.07 loss per share) compared to a $137,441 ($.03 income per share) for the second quarter of 1994. The losses are primarily attributable to the insufficient volume of sales generated necessary to offset the increases in selling, general, and administrative expenses and interest expense.

Liquidity and Capital Resources:

     At June 30, 1995, the Company s current ratio was 1.12 to 1.00, compared to
1.13 to 1.00 at December 31, 1994.

     Accounts receivable at June 30, 1995 was $8,809,674, a decrease of 18.6 percent from December 31, 1994. The decrease in receivables is primarily due to sales declines in the first half of 1995, coupled with intensified collection efforts by the Company. The Company has one receivable for $689,125 which originated prior to 1995 for which it is pursuing collection plus related costs. The Company expects to receive full payment plus interest; however, it is not likely that the receivable will be repaid in the short-term.

     In June, 1994, the Company obtained new bank financing whereby a credit facility of $5,000,000 was provided to the Company in the form of a $2,000,000 term loan and $3,000,000 line of credit. The proceeds from the $2,000,000 term loan were used to reduce the Company s previously outstanding line of credit. At June 30, 1995 and December 31, 1994 $1,800,000 and $1,650,000, respectively, were outstanding on the line of credit; as of August 2, 1995, $1,800,000 was outstanding.

     Management estimates that during 1995, the Company may be required to invest $428,000 in working capital at its TSD facilities in Indiana and Missouri for operational needs. Additionally, during 1995 the Company will expend another $400,000 for the remaining necessary improvements at its New York TSD facility.

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

                             August 4, 1995
                                   Date



    By                       /s/Kathleen P. LeFevre, C.P.A.
            Kathleen P. LeFevre, C.P.A. Chief Financial Officer

                             August 4, 1995
                                   Date

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                  ENVIRONMENTAL SERVICES OF AMERICA, INC.



    By
             Jon Colin, President and Chief Executive Officer

                             August 4, 1995
                                   Date



    By
            Kathleen P. LeFevre, C.P.A. Chief Financial Officer

                             August 4, 1995
                                   Date