Form 10-Q
period 1995-09-30
ENVIRONMENTAL SERVICES OF AMERICA INC
filed 1995-11-14
CIK 773399

THIS PAPER DOCUMENT IS BEING SUBMITTED PURSUANT TO
                          RULE 901(G) OF REGULATION S-T


                              November 13, 1995

VIA FEDERAL EXPRESS
-------------------

OFIS Filer Support
SEC Operations Center
6432 General Green Way
Alexandria, VA 22312-2413

     RE:  QUARTERLY REPORT  ON FORM  10Q OF ENVIRONMENTAL  SERVICES OF
          AMERICA, INC.
          COMMISSION FILE NO. 0-18466

Dear Sir/Madam:

     On behalf of Environmental Services of America, Inc. (the "Company") and in accordance with Section 13 (a) (2) of the Securities Exchange Act of 1934, as amended, there is enclosed herewith for filing one (1) copy of the Company's Quarterly Report on Form 10-Q for the quarter ending September 30, 1995, one of which has been manually signed.

     Please acknowledge receipt of the enclosed by stamping the enclosed copy of this letter and returning the same to the undersigned in the envelope enclosed for that purpose.

                              Sincerely,



                              Kathleen P. LeFevre
                              Chief Financial Officer
Enclosures:

cc:  Joseph Chicco, Esquire - Counsel to Company
     Vincent Miniaci, C.P.A. - Accountants to Company
     Gary Hershkin, C.P.A. - Accountants to Company
     Jon Colin, CEO, President, Director
     Joseph T. Jacobsen -  EVP  & Director
     Walter H. Barandiaran - Director
     Schneur Z. Genack - Director
     NASDAQ, Washington, D.C.

                              November 13, 1995

VIA FEDERAL EXPRESS
-------------------

National Association of Securities Dealers, Inc.
Attn: NASDAQ Reports Section
1735 K Street,  N.W.
Washington, D.C. 20006-1506

     RE:  QUARTERLY REPORT  ON FORM  10Q OF ENVIRONMENTAL  SERVICES OF
          AMERICA, INC.

Dear Sir/Madam:

     On behalf of Environmental Services of America, Inc. (the "Company") and in accordance with Section 13 (a) (2) of the Securities Exchange Act of 1934, as amended, there are enclosed herewith for filing three (3) copies of the Company's Quarterly Report on Form 10-Q for the quarter ending September 30, 1995, one of which has been manually signed.

     Please acknowledge receipt of the enclosed by stamping the enclosed copy of this letter and returning the same to the undersigned in the envelope enclosed for that purpose.

                              Sincerely,



                              Kathleen P. LeFevre
                              Chief Financial Officer


Enclosures:

cc:  Joseph Chicco, Esquire - Counsel to Company
     Vincent Miniaci, C.P.A. - Accountants to Company
     Jon Colin, CEO, President, Director
     Joseph T. Jacobsen - EVP & Director
     Walter H. Barandiaran - Director
     Schneur Z. Genack - Director
     SEC, Alexandria, VA

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
     (Mark One)
              [ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended   September 30, 1995
                ------------------------------------------------

                 [  ]TRANSITION REPORT PURSUANT TO SECTION 13 OR
              15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to
                              ---------  ---------

Commission file number 0-18466
------------------------------
ENVIRONMENTAL SERVICES OF AMERICA, INC.
                  (Exact name of registrant as specified in its charter)


           Delaware                                        87-0377081
    ---------------------------------           -------------------------------
    (I.R.S. Employer incorporation or           (State or other jurisdiction of
     organization)                               identification No.)


             937 East Hazelwood Avenue,  Bldg . 2, Rahway, NJ 07065
             ------------------------------------------------------

            (Address of principal executive offices)       (Zip Code)


                                 (908) 381-9229
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
   -----   -----


     Number of shares outstanding of the issuer's class of common stock, $.02 par value, as of November 10, 1995: 3,806,722
                                    -----------

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements.
         --------------------

          Environmental Services of America, Inc. and Subsidiaries Consolidated Financial Statements For the Nine Months and Three Months Ended September 30, 1995 (Unaudited).


                          INDEX TO FINANCIAL STATEMENTS

                                                           PAGE #
                                                           ------
Index to Financial Statements                                 F-1

Consolidated Balance Sheets - September 30, 1995
     (Unaudited) and December 31, 1994                 F-2 to F-3

Consolidated Statements of Operations - for the nine
     months ended September 30, 1995 and 1994 (Unaudited)     F-4

Consolidated Statements of Operations - for the three
     months ended September 30, 1995 and 1994 (Unaudited)     F-5

Consolidated Statements of Cash Flows - for the nine
     months ended September 30, 1995 and 1994
     (Unaudited)                                              F-6

Notes to Consolidated Financial Statements             F-7 to F-8

            ENVIRONMENTAL  SERVICES OF AMERICA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                             ASSETS
                                             ------
[CAPTION]
                                    September 30,   December 31,
                                        1995            1994
                                    -------------   ------------
                                    (Unaudited)

CURRENT ASSETS:
 Cash and cash equivalents          $   490,474     $   600,272

 Accounts receivable (net
  allowance for doubtful
  accounts of $457,605
  at September 30, 1995 and
  $469,605 at December 31, 1994)      9,664,908      10,821,411

 Prepaid expenses and deposits          828,321         771,666

 Other current assets                   776,107         348,024
                                    -----------     -----------

     Total current assets            11,759,810      12,541,373
                                    -----------     -----------

PROPERTY AND EQUIPMENT, net of
 accumulated depreciation and
 amortization                         7,387,520       7,319,713
                                    -----------     -----------

GOODWILL, net of accumulated
  amortization                        1,514,105       1,555,719
                                    -----------     -----------

OTHER ASSETS:
 Deferred permit costs                  247,621         290,809
 Customer list                          121,688         151,838
 Other                                  267,327         453,666
                                    -----------     -----------

     Total other assets                 636,636         896,313
                                    -----------     -----------

     Total assets                   $21,298,071     $22,313,118
                                    ===========     ===========

            ENVIRONMENTAL  SERVICES OF AMERICA, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                       LIABILITIES AND STOCKHOLDERS EQUITY
                       -----------------------------------
[CAPTION]
                                   September 30,    December 31,
                                       1995            1994
                                   -------------    ------------
                                    (Unaudited)

CURRENT LIABILITIES:
 Current portion of long-term
  debt                             $   808,852      $ 1,148,149
 Notes payable-bank                  2,020,000        1,650,000
 Accounts payable and accrued
  expenses                           7,832,725        8,127,843
 Income taxes payable                   --              140,909
                                   -----------      -----------

     Total current liabilities      10,661,577       11,066,901
                                   -----------      -----------

LONG-TERM DEBT:
 Notes payable, net of current
  maturities                         2,484,736        2,459,052
 Other long-term liabilities           273,000          273,000
                                   -----------      -----------
                                     2,757,736        2,732,052
                                   -----------      -----------
     Total liabilities              13,419,313       13,798,953
                                   -----------      -----------
STOCKHOLDER'S EQUITY:
 Preferred stock, $.01 par value

     Series B - 6% cumulative,
      convertible, 2,000,000
      shares authorized, 10,258
      shares issued and
      outstanding                          103              103

     Series C - convertible,
      20,000 shares authorized,
      3,200 shares issued and
      outstanding                           32               32

 Common stock, $.02 par value-
  authorized 10,000,000 shares;
  3,801,722 shares issued and
  outstanding                           76,035           76,035
 Paid-in capital in excess of
  par                                5,819,579        5,819,579
 Retained earnings                   1,983,009        2,618,416
                                   -----------      -----------
    Total stockholders' equity       7,878,758        8,514,165
                                   -----------      -----------
    Total liabilities and
      stockholders' equity         $21,298,071      $22,313,118
                                   ===========      ===========

            ENVIRONMENTAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

[CAPTION]
                                   For the Nine    For the Nine
                                   Months Ended    Months Ended
                                   September 30,   September 30,
                                       1995             1994
                                   -------------   -------------

Net sales                            $27,921,598    $22,607,692

Cost of sales                         17,969,108     14,260,388
                                   -------------    -----------

Gross profit on sales                  9,952,490      8,347,304
                                   -------------    -----------

Selling, general and
 administrative expenses               8,608,636      6,865,698

Depreciation and amortization          1,226,344        937,836
                                   -------------    -----------
                                       9,834,980      7,803,534
                                   -------------    -----------

Income (loss) from operations            117,510        543,770
                                   =============    ===========

Other income (expenses):
 Write-off of UCT receivable            (644,126)         --
 NES legal expense                      (200,000)         --
 Loss on sale of buildings                 --           (42,704)
 Other net non-operating income           40,853         34,027
 Interest expense                       (408,257)      (237,243)
                                   -------------    -----------
                                      (1,211,530)      (245,920)
                                   =============    ===========
Income (loss) before provision
 for income taxes                     (1,094,020)       297,850

Provision for income
 taxes (benefit)                        (458,613)       125,672
                                   -------------    -----------

Net income (loss)                  $    (635,407)   $   172,178
                                   =============    ===========


Earnings (loss) per common share   $    (    .14)   $       .04
                                   =============    ===========

Weighted average number of
 common shares and equivalent
 shares outstanding                    4,425,606      4,090,597
                                   =============    ===========

            ENVIRONMENTAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

[CAPTION]
                                   For the Three    For the Three
                                   Months Ended     Months Ended
                                   September 30,    September 30,
                                       1995             1994
                                   -------------    -------------

Net sales                           $10,055,921     $ 8,978,286

Cost of sales                         6,269,512       5,526,277
                                   ------------     -----------

Gross profit on sales                 3,786,409       3,452,009
                                   ------------     -----------

Selling, general and
 administrative expenses              2,758,238       2,738,959

Depreciation and amortization           415,888         367,546
                                   ------------     -----------
                                      3,174,126       3,106,505
                                   ------------     -----------

Income (loss) from operations           612,283         345,504
                                   ============     ===========

Other income (expenses):
 Write-off of UCT receivable           (644,126)          --
 NES legal expense                     (200,000)          --
 Loss on sale of buildings                 --           (42,704)
 Other net non-operating income           8,935          17,075
 Interest expense                      (146,946)       (105,077)
                                   ------------     -----------
                                       (982,137)       (130,706)
                                   ------------     -----------

Income (loss) before provision
 for income taxes                      (369,854)        214,798

Provision for income
 taxes (benefit)                       (155,026)         90,044
                                   ------------     -----------

Net income (loss)                  $   (214,828)    $   124,754
                                   ============     ===========

Earnings (loss) per
 common share                      $   (    .05)    $       .03
                                   ============     ===========

Weighted average number of
 common shares and equivalent
 shares outstanding                   4,425,606       4,182,002
                                   ============     ===========

            ENVIRONMENTAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
[CAPTION]
                                   For the Nine     For the Nine
                                   Months Ended     Months Ended
CASH FLOWS FROM OPERATING          September 30,    September 30,
 ACTIVITIES                            1995             1994
                                   -------------    -------------

Net income (loss)                  $(   635,407)    $   172,178
                                   ------------     -----------

Adjustments to reconcile net in-
 come to net cash provided by
 operating activities:
 Depreciation and amortization        1,226,344         937,836
 (Increase)/decrease in accounts
   receivable                         1,156,503      (  981,890)
 (Increase)/decrease in prepaid expenses
   and other current assets         (   484,738)        212,579
 Increase (decrease) in accounts
   payable and accrued expenses     (   295,118)        284,796
 (Decrease) in income taxes payable (   140,909)     (    5,071)
                                   ------------     -----------
   Total Adjustments                  1,462,082         448,250
                                   ------------     -----------
   Net Cash Provided by Operating
    Activities                          826,675         620,428
                                   ------------     -----------
CASH FLOWS FROM INVESTING
 ACTIVITIES:
Additions to property and equipment,
 net                                  (1,179,199)    (  984,410)
(Increase)/decrease in other assets      186,339     (   42,535)
Acquisition of subsidiaries               --         (1,119,293)

(Increase) in mortgage receivable         --         (  184,000)
                                   -------------    -----------
Net Cash (Used in) Investing
   Activities                         (  992,860)    (2,330,238)
                                   -------------    -----------
CASH FLOWS FROM FINANCING
 ACTIVITIES:
Increase/(decrease) in bank line of
 credit                                  370,000     (  150,000)
Issuance of long-term debt             1,360,903      2,355,957
Payments of long-term debt            (1,674,516)    (  725,299)
Issuance of Series C preferred stock       --           320,000
Other                                      --        (   25,000)
                                   -------------    -----------
   Net Cash Provided by Financing
    Activities                            56,387      1,775,658
                                   -------------    -----------
NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                 (  109,798)        65,848
CASH AND CASH EQUIVALENTS-Beginning      600,272        514,369
                                   -------------    -----------
CASH AND CASH EQUIVALENTS-Ending   $     490,474    $   580,217
                                   =============    ===========
SUPPLEMENTAL DISCLOSURE OF CASH
 INFORMATION
  Cash paid during the period for:
    Income taxes                   $     160,739    $    49,457
                                   =============    ===========
    Interest                       $     408,904    $   221,876
                                   =============    ===========

            ENVIRONMENTAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1 - Basis of Presentation:
         ---------------------

     In the opinion of the Company, all adjustments (which consist only of normal recurring accruals) necessary for the fair presentation of the balance sheet as of September 30, 1995 and the related statements of operations for the nine and three month periods ended September 30, 1995 and 1994 have been included in the accompanying condensed consolidated financial statements. The results of operations for the nine and three month periods ended September 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the entire year.

     The  condensed   consolidated  financial  statements  should   be  read  in
conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1994 which is incorporated herein by reference.

     Earnings or loss per share of common stock is calculated based on the weighted average number of shares and equivalent shares outstanding during the period.

Note 2 - Acquisitions:
         ------------

     Effective April 1, 1994, Environmental Services of America-IN, Inc., ("ENSA-IN") and Environmental Services of America-MO, Inc., ("ENSA-MO"), newly formed subsidiaries of the Company, acquired substantially all of the assets of Industrial Fuels and Resources, Inc. and Industrial Fuels and Resources of Missouri, Inc., respectively, consisting primarily of two treatment, storage, and disposal facilities located in Indiana and Missouri. The total cost of the acquisition was $1,336,126 which approximated the fair value of the net assets acquired. The transaction was accounted for as a purchase and, accordingly, the financial statements include the operations of ENSA-IN and ENSA-MO beginning April 1, 1994.

     On August 12, 1994, ENSA Environmental, Inc., a newly formed subsidiary of the Company, acquired certain assets and assumed certain liabilities of Earth Science Technologies, Inc., an environmental consulting and remediation business. The total cost of the acquisition was $674,194. The financial statements include the operations of ENSA Environmental, Inc. beginning August 12, 1994.

            ENVIRONMENTAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)



          The following summarized pro forma information assumes the acquisitions had occurred at January 1, 1994 and does not purport to be indicative of what would have occurred had the acquisitions been made as of that date:

                        Nine Months Ended    Nine Months Ended
                        September 30, 1995   September 30, 1994
                            Unaudited            Unaudited
                        ------------------   ------------------

Net sales                  $27,921,598           $25,571,403
                           -----------           -----------

Net income (loss)          $  (635,407)          $    21,681
                           -----------           -----------

Earnings (loss) per
  common share             $  (    .14)          $       .01
                           -----------           -----------

Note 3 - New offices:
         -----------

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

Note 4 - UCT receivable write off:
         ------------------------

     The company was informed that one of its customers, United Chemical Technologies, Inc. ("UCT") had filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code in October, 1995. The amount receivable from UCT is $664,126, or approximately 6% of total accounts receivable. The future amount collectible with regard to this receivable, if any, is not presently determin-able and accordingly, the entire amount has been written off to expense in the third quarter of 1995.

Note 5 - NES legal expenses:
         ------------------

     Northeast Environmental Services, Inc. ("NES"), a subsidiary of the Company was charged with illegal possession and shipment of approximately 65 drums of hazardous waste between June and October, 1992, and falsification of records relating to the shipments. NES has defended on the grounds that the materials were identified by the shipper as chemical products and, in fact, consisted of virgin and in-process material, and not waste. Actual and estimated future costs related to the indictment totalling $200,000 have been expensed in the third quarter.

Item 2 -  Management's Discussion and Analysis of Financial Condition
          -----------------------------------------------------------
          and Results of Operations
          -------------------------


     Environmental Services of America, Inc. (the "Company"), a Delaware Corporation, and subsidiaries are engaged in the business of providing for the identification, remediation, transportation and disposal of hazardous waste and non-hazardous waste, and providing hydrogeological and environmental consulting as well as consulting and air quality testing, analysis and monitoring for private and public entities. The Company's stock is listed on NASDAQ and trades in the NASDAQ National Market System under the symbol "ENSA".

     The services provided by the Company fit generally within three categories:
(i) environmental remediation services; (ii) hazardous waste management services; and (iii) environmental engineering, air testing, air monitoring and consulting services. The following is a de scription of the services provided.

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

   * ENVIRONMENTAL  ENGINEERING, AIR  TESTING,  AIR  MONITORING, AND  CONSULTING
     SERVICES: The Company's consulting arm operating as ENSA Environmental, Inc., ("ENSA-ENV") maintains nine offices located in Pennsylvania, New York, New Jersey, Vermont, Kentucky, Illinois, West Virginia, and Ohio. The Company offers specialized environmental professional services including, hydrogeological and geophysical consulting services, remedial design engineering, and construction management.

     In addition, ENSA Environmental, Inc., performs air quality testing, monitoring, analysis and consulting services, and designs and installs continuous emission monitoring systems from its Pennsylvania and Illinois offices.

     Management's discussion and analysis is based upon the unaudited consolidated financial statements of the Company and its subsidiaries for the nine month and three month periods ended September 30, 1995 and 1994, and include the accounts of the Company and its wholly-owned subsidiaries, after elimination of all significant inter-company balances and transactions.

     Effective April 1, 1994, Environmental Services of America-IN, Inc. ("ENSA-IN") and Environmental Services of America-MO, Inc., ("ENSA-MO") (newly formed subsidiaries of the Company) acquired substantially all of the assets of Industrial Fuels and Resources, Inc. and Industrial Fuels and Resources of Missouri, Inc. respectively ("IFR"). The acquisition was accounted for as a purchase, and, accordingly, the Company's consolidated statements of operations include the operating results of ENSA-IN and ENSA-MO beginning April 1, 1994. Net assets of $1,336,126 were acquired and were recorded at their fair market value at the effective date of the acquisition.

     Effective August 12, 1994, the Company's wholly-owned subsidiary, ENSA-ENV acquired specific assets and assumed certain liabilities of Earth Science Technologies, Inc. ("EST"). EST operated five offices providing consulting and, to a lesser extent, remediation services in the Mid-western United States. The purchase price was $674,194 which included the forgiveness of loans granted to EST, issuance of shares of the Company's common stock and acquisition costs. The transaction was treated as a purchase for financial statement purposes. Accordingly, the Company's financial statements include the operations of EST beginning August 12, 1994.

RESULTS OF OPERATIONS:

     The following table presents items in the Consolidated Statements of Operations for the nine month and three month periods ended September 30, 1995 and 1994 as a percentage of net sales:



                        Percentage of           Percentage of
                        Net Sales Nine         Net Sales Three
                         Months Ended           Months Ended
                        September 30,          September 30,
                       ---------------        ----------------

                     1995          1994        1995        1994
                     ----          ----        ----        ----

Net sales           100.0%        100.0%      100.0%      100.0%
Cost of sales        64.4          63.1        62.3        61.6
                    -----         -----       -----       -----
Gross profit on
 sales               35.6          36.9        37.7        38.4

Selling, general &
 ad ministrative
  expenses           30.8          30.4        27.5        30.5
Depreciation and
 amortization         4.4           4.1         4.1         4.1
                    -----         -----       -----       -----

Income (loss) from
 operations           0.4           2.4         6.1         3.8
Net non-operating
 (expense)           (2.9)         --         (8.3)       (0.2)
Interest expense     (1.5)        (1.0)       (1.5)       (1.2)
                    ------       ------      ------      ------

Income (loss)
 before provision
  for income taxes   (4.0)         1.4        (3.7)        2.4

Provision for
 income taxes
 (benefit)           (1.7)         0.6        (1.6)        1.0
                    ------       -----       ------      -----

Net income (loss)    (2.3)%        0.8%       (2.1)%       1.4%
                    ======       =====       ======      =====

     Net Sales - The following table sets forth the sources of net sales
     ---------
attributable to the four service areas of the Company (rounded to the nearest $000s). The Company provides its services on an integrated basis, and in many instances, services in one area of its business support or lead to a project undertaken in another area. In the tables below, revenue derived from a particular service as part of a multi-faceted project are attributed to the operating subsidiary which actually performs the service as the general contractor.

                                                                  % Increase
                             Nine                Nine           (Decrease)Nine
                         Months Ended         Months Ended        Months Ended
                       September 30,1995   September 30,1994   September 30,1995
Service Segment            Net Sales           Net Sales           Over 1994
---------------        -----------------   -----------------   -----------------
Hazardous waste
 management          $ 9,943,000   35.6%  $ 9,187,000   40.6%        8.2%

Environmental
 remediation           9,673,000   34.6%    6,936,000   30.7%        39.5%

Environmental
 engineering,air
 testing and
 consulting            8,306,000   29.8%    6,485,000   28.7%        28.1%
                      ----------   ----    ----------   ----

     Total           $27,922,000  100.0%  $22,608,000  100.0%        23.5%
                     ===========  =====    ==========  =====         ====


                                                                % Increase
                          Three              Three            (Decrease)Three
                       Months Ended        Months Ended         Months Ended
                     September 30,1995   September 30,1994   September 30,1995
Service Segment          Net sales           Net Sales           Over 1994
---------------      -----------------   -----------------   -----------------

Hazardous waste
 management         $ 3,680,000   36.6%  $ 4,144,000   46.1%       (11.2)%

Environmental
 remediation          3,804,000   37.8%    2,136,000   23.8%        78.1%

Environmental
 engineering, air
 testing and
 consulting           2,572,000   25.6%    2,699,000   30.1%       ( 4.7)%
                     ----------   ----    ----------   ----

      Total         $10,056,000  100.0%    8,979,000  100.0%        12.0%
                    ===========  =====    ==========  =====        =====


     For the nine months ended September 30, 1995, net sales were $27,921,598, a
23.5 percent increase over the same period in 1994. During 1994, the Company acquired two TSD facilities as well as four consulting and remediation offices all of which are located in the Midwest. In addition, in January, 1995, the Company began operating two new remediation and consulting offices in Congers, New York and Baltimore, Maryland.

     Compared to the first nine months of the prior year, the Company's sales increased $5,313,906; sales generated by the new acquisitions and office start ups were $9,892,010 and $2,609,213 in 1995 and 1994 respectively.

     Hazardous waste management revenues for the third quarter of 1995 were $3,680,000, an 11.2 percent decline in sales compared to the third quarter of 1994. The decline is significant since one project generated $1,095,765 in hazardous waste management revenues during the quarter. This project was substantially complete at September 30, 1995.

     During  the third quarter of 1995, remediation sales rose 78.1 percent over
the  prior year to $3,804,000.   The increase in sales was  primarily due to the
Company's new offices which accounted for $1,220,000 of remediation sales.

     In  late  1994,  the  Company  ceased  its  air  testing,  consulting,  and
monitoring   operations  in   Louisiana  and   California.     Additionally,
the Company consolidated its remaining air service centers in Pennsylvania and Illinois into its existing consulting operations.

     Cost of sales - As a percentage of sales, cost of sales for the nine months
     -------------
ended September 30, 1995, was 64.4 percent, as compared to 63.1 percent for the same period in 1994. The market for environmental services remains extremely competitive. The Company is constantly striving to maintain its margins in this tough competitive arena by taking advantage of economies of scale now available, particularly with the Company's subcontractors and facilities utilized for ultimate disposal of the waste.

     Gross profit on sales - Compared to the prior year, the Company's gross
     ---------------------
profit on sales rose $1,605,186 to $9,952,490 in the first nine months of 1995. The increase is primarily attributable to the increase in sales experienced over the same quarter. The gross profit on sales in the third quarter of 1995 was $3,786,409 or 37.7 percent of sales compared to $3,452,009 or 38.4 percent of sales for the third quarter of 1994.

     Selling, general and administrative expenses - For the third quarter of
     --------------------------------------------
1995, selling, general, and administrative expenses were $2,758,238 as compared to $2,738,959 for the third quarter of 1994. The Company is vigilant in its efforts to control costs.

     In July, 1995, the Company eliminated approximately twelve administrative and support personnel, executive management took pay cuts, and the Company employed other cost cutting measures in an effort to further reduce its
operating  expenses.   In  October, 1995,  additional  executive pay  cuts  were
enacted.

     Income from operations - For the third quarter of 1995, the Company
     ----------------------
reported income from operations of $612,283 or 6.1 percent of sales as compared to $345,504 or 3.8 percent of sales for the third quarter of 1994. The results are attributable to the Company's increase in sales without a corresponding increase in selling, general, and administrative expenses.

     Other income (expenses) - During the third quarter of 1995, the Company
     -----------------------
recorded several transactions of a nonrecurrent nature.

     NES legal costs - In connection with the defense of an indictment against
     ---------------
its wholly owned subsidiary, Northeast Environmental Services, Inc. ("NES") and its President, the Company has incurred expenses, primarily legal costs, and will incur additional such expenses in the future which it estimates will total $200,000.

     Write off of UCT receivable - The Company was informed that one of its
     ---------------------------
customers had filed for chapter 11 bankruptcy protection. Accordingly, the Company has charged to expense in the third quarter the entire account receivable from this customer which amounted to $644,126. The Company will use its best efforts to attempt to recover cash from the receivable; at this time however, the Company cannot determine how much, if anything, will be recovered.

     Interest expense - Interest expense rose $171,014 from $237,243 to $408,257
     ----------------
in the first nine months of 1995 as compared to 1994. The acquisition of two TSD facilities in April, 1994, and the $1,400,000 improvement to its New York TSD facility were the primary factors contributing to the Company's $3,295,000 growth in net property, plant, and equipment over the twenty-one months ended September 30, 1995. Additional debt was assumed when acquiring these assets.

     Provision for income taxes - As a result of the Company's  net loss for
     --------------------------
1995, the Company recorded a benefit from income taxes. The loss before provision for income taxes of $1,094,020 for the nine months ended September 30, 1995, can be partially carried back to prior years. Based upon its operating results to date, the Company can expect to receive a refund of approximately $150,000 when it files its 1995 Federal income tax return and application for refund in 1996.

     Net income (loss) - For the three months ended September 30, 1995, the
     -----------------
Company recorded a net loss of $214,828 ($.05 loss per share) compared to net income of $124,754 ($.03 income per share) in the third quarter of 1994. The Company's loss in the quarter was due to the $844,126 of expenses of a nonrecurrent nature as described above.

     For the nine months ended September 30, 1995, the Company had a net loss of $635,407 ($.14 loss per share), compared to $172,178 ($.04 income per share) for the nine months ended September 30, 1994. The loss is primarily attributable to the $844,126 of third quarter expenses related to the NES legal expenses described above and the write off of the UCT receivable. Secondarily, sales generated during the first half of the year 1995 were insufficient to offset selling, general, and administrative expenses and interest expense.



LIQUIDITY AND CAPITAL RESOURCES:

     At September 30, 1995, the Company's current ratio was 1.10 to 1.00, compared to 1.13 to 1.00 at December 31, 1994.

     Accounts receivable at  September 30,  1995 was $9,664,908,  a decrease  of
10.7 percent from December 31, 1994. In the third quarter, the Company wrote off one receivable for $644,126. This, along with intensified collection efforts by the Company, contributed to the decline in accounts receivable outstanding.

     The Company has a $5,000,000 credit facility with a commercial bank which it obtained in June, 1994. The borrowings, which consist of a $2,000,000 term loan (current balance $1,600,000) and a $3,000,000 line of credit (current balance $2,320,000), will expire in April, 1996. The Company is discussing its future borrowing options with its present lender.

     To date, the Company has invested $1,677,885 in the improvement of its NES TSD facility, $448,975 of which was spent in 1995. The Company will expend another approximately $360,000 in 1996 to complete the building improvements. Additionally, the Company may be required to invest $428,000 in working capital at its TSD facilities in Indiana and Missouri for operational needs.

     The Company was notified that it had been temporarily suspended from eligibility for the award of new federal government contracts by the Defense Logistics Agency ("DLA") pending the resolution of an Ontario County, New York criminal indictment returned against NES. During the first nine months of 1995, federal governments contract revenues from the DLA generated $1,138,216 in sales. On Wednesday, November 8, 1995, the DLA terminated the suspension, and the Company is now eligible for the award of new government contracts.

     The Company believes that it will meet its working capital needs for the remainder of 1995 through cash generated from operations, additional bank borrowings and the federal tax refund.

                           PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS.
------    -----------------

     a. On June 2, 1995, Northeast Environmental Services, Inc. ("NES"), a subsidiary of the Company, and Robert Miller, its President, were charged with violation of New York State's Environmental Conservation and Penal Laws in an indictment filed in the Ontario County Court, Canadaiqua, New York. The charges stem from NES' transportation, between June and October 1992, of approximately 65 drums of hazardous material from a facility of its customer in Rochester, New York, to another facility of the customer located in Geneva, New York. The contents of the drums in question were identified by the customer, an electroplating job shop, as virgin chemical products and in process materials (plating material, acids, etc.), and were handled and documented as such by NES. The indictment charges that NES' activities constituted possession, removal and disposal of hazardous waste without preparing and filing a Uniform Hazardous Waste Manifest, and that NES' records describing the shipments were falsified. Both NES and Mr. Miller have denied any wrongdoing in connection with these shipments, and both have moved the court to dismiss the charges, which motion is now before the court.

         Pending the resolution of these charges, on October 6, 1995, the Defense Logistics Agency ("DLA") suspended the Company, NES and Mr. Miller from future participation in U.S. Government procurement and non-procurement programs. The Company believes that it will be exonerated in the Ontario County action, and that the DLA suspension will be of short duration. Revenues from U.S. Government contracts in the current fiscal year have represented approximately 4% of the Company's total revenues through September 30, 1995. Existing U.S. Government contractual commitments are affected by the suspension.

     b. In June 1995, ENSR Corporation, an environmental services company, commenced an action against the Company in the U.S. District Court for the District of New Jersey (Newark) alleging that the Company's use of "ENSA" as a trade name infringed upon ENSR's registered trademark "ENSR", and seeking injunctive relief and unspecified monetary damages. The Company has denied that its use of "ENSA" violates the plaintiff's trademark, and, alternatively, is seeking to cancel the "ENSR" mark on the grounds that, prior to the plaintiff's use and registration of that mark, the Company was using the trade name "ENSI" in its business. The case is in the discovery stage. Legal expenses related to this action are being borne by the Company's insurer. The Company has not made any provision for potential loss in this litigation since it believes that it has meritorious defenses, and that its insurance coverage is adequate to cover any loss which might be incurred.

Item 2    Changes in Securities.
------    ---------------------

               None.

Item 3    Defaults Upon Senior Securities.
------    -------------------------------

               None.

Item 4    Submission of Matters to a Vote of Security Holders.
------    ---------------------------------------------------

               None.

Item 5    Other Information.
------    -----------------

               None.

Item 6    Exhibits and Reports on Form 8-K.
------    --------------------------------

               (a)  Exhibits.

                    None.

               (b)  Reports on Form 8-K.

                    None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     ENVIRONMENTAL SERVICES OF AMERICA, INC.

By      Jon Colin
  ---------------------------------------------------------------
        Jon Colin, President and Chief Executive Officer

     November 13, 1995
  ----------------------------------------------------------------
            Date

By    Kathleen P. LeFevre
  ---------------------------------------------------------------
      Kathleen P. LeFevre, C.P.A. Chief Financial Officer

     November 13, 1995
  ----------------------------------------------------------------
             Date

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     ENVIRONMENTAL SERVICES OF AMERICA, INC.

By                       /s/Jon Colin
  ----------------------------------------------------------------
          Jon Colin, President and Chief Executive Officer

                      November 13, 1995
  ---------------------------------------------------------------
                           Date

By                       /s/Kathleen P. LeFevre, C.P.A.
  ---------------------------------------------------------------
         Kathleen P. LeFevre, C.P.A. Chief Financial Officer

                      November 13, 1995
  ---------------------------------------------------------------
                           Date