Form 10-K405
period 1995-03-29
ENVIRONMENTAL SERVICES OF AMERICA INC
filed 1996-04-15
CIK 773399

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K


 /X/              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1995
                                       OR


 / /           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

Commission File No. 0-18466

                     ENVIRONMENTAL SERVICES OF AMERICA, INC.
             (Exact name of registrant as specified in its charter)

      Delaware                                         87-0377081
- ------------------------                   ------------------------------------
(State of Incorporation)                   (I.R.S. Employer Identification No.)

                937 E. Hazelwood Ave., Bldg. 2, Rahway, NJ 07065
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: 908-381-9229

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
  Common Stock, $.02 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes   _X_                        No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value as of March 29, 1996 of the common stock held by non-affiliates of the registrant was approximately $3,182,600.*

As of March 29, 1996 there were 4,306,722 shares of the registrant's common stock, $.02 par value, outstanding.

Documents Incorporated by Reference: None

* Based upon the actual closing price of $1 1/2  on March 29, 1996.

                     ENVIRONMENTAL SERVICES OF AMERICA, INC.
                                    Form 10-K
                       Fiscal Year Ended December 31, 1995



                                TABLE OF CONTENTS

                                                                         Page
                                                                         ----
PART I
Item 1     Business.......................................................  1
Item 2     Properties..................................................... 15
Item 3     Legal Proceedings.............................................. 17
Item 4     Submission of Matters to a Vote of
               Security Holders........................................... 18


PART II
Item 5     Market for Registrant's Common Equity
               and Related Stockholder Matters............................ 19
Item 6     Selected Financial Data........................................ 20
Item 7     Management's Discussion and Analysis of
               Financial Condition and Results of Operations.............. 20
Item 8     Financial Statements and Supplementary Data.................... 26
Item 9     Changes in and Disagreements With Accountants
               on Accounting and Financial Disclosure..................... 26


PART III
Item 10    Directors and Executive Officers of the Registrant............. 27
Item 11    Executive Compensation......................................... 28
Item 12    Security Ownership of Certain Beneficial
               Owners and Management...................................... 31
Item 13    Certain Relationships and Related Transactions................. 35


PART IV
Item 14    Exhibits, Financial Statement Schedules,
               and Reports on Form 8-K.................................... 36

                                       (i)

                                     PART I

ITEM 1 - BUSINESS.

(a)  General development of business:

     Environmental Services of America, Inc. (the "Company" or the "Registrant") is a diversified environmental services company specializing in the identification, management, treatment, transportation and disposal of hazardous and non-hazardous wastes; remediation of hazardous waste sites; air quality testing and monitoring services and equipment; and consulting and technical support services related to all of the foregoing.

     Impending change of control: On April 4, 1996, ERD Waste Corp. ("ERD") and its wholly-owned subsidiary, ENSA Acquisition Corp. ("EAC"), launched a tender offer to purchase all of the Company's outstanding Common Stock at a price of $1.66 per share. On that date, ERD also entered into an agreement with the holders of 100% of the Company's Series C Preferred Stock and in excess of 90% of the Company's Series B Preferred Stock to acquire their shares of Preferred Stock at a price of $98.22 per share.

     The tender offer for the Common Stock was made pursuant to an Amended and Restated Agreement and Plan of Merger among ERD, EAC, and the Company which contemplates a merger of the Company into EAC following completion of the tender offer. Outstanding securities of the Company would be converted into the right to receive a cash payment ($1.66 in the case of Common Stock, and $98.22 in the case of Preferred Stock) as a result of the merger. The Company's Board of Directors has recommended acceptance of the ERD/EAC offer, and approval of the merger with EAC.

     General: The Company was incorporated in 1981, and presently conducts substantially all operations through the following subsidiary corporations organized or acquired since 1987:

     ENSI, Inc. ("ENSI"), acquired in July 1987, provides environmental management, transportation and cleanup services to generators and handlers of hazardous waste materials, primarily in New Jersey and adjacent states.

     TRI-S, Incorporated ("TRI-S"), acquired in March 1992, is a hazardous waste management, transportation and disposal company with offices in Ellington, Connecticut.

     Northeast Environmental Services, Inc. ("NES"), acquired in November 1988, owns and operates a RCRA Part-B permitted hazardous waste storage, treatment and transfer facility located in Canastota, New York. NES's treatment capabilities include fuel blending, bulking, acid base neutralization and consolidation, aqueous liquid pretreatment and lab pack processing. The NES facility is one of a limited number in the northeast which specializes in serving generators of small to medium sized quantities (less than a truckload) of drummed and bulk waste. NES also maintains an office in Pennsylvania which acts as a satellite to the New York facility for field sales, lab pack operations and remediation services.

       Environmental Services of America-IN, Inc. ("ENSA-IN") acquired in April 1994, owns and operates a RCRA Part-B permitted hazardous waste storage, treatment and transfer facility located in South Bend, Indiana. ENSA-IN's treatment capabilities include fuel blending especially in conjunction with liquification of drummed solids and sludges, consolidation, transfer, and shredding of consumer goods. The site has an above ground tank farm with a capacity of 178,000 gallons giving the site excellent capabilities in blending and bulk receiving. The site has a mechanized drum processing system which, in conjunction with the tank farm, allows drummed solids and sludges to be liquified and maintained in the tank farm.

     Environmental Services of America-MO, Inc. ("ENSA-MO"), acquired in April 1994, owns and operates a RCRA Part-B permitted hazardous waste storage, treatment and transfer facility located in Scott City, Missouri. ENSA-MO's treatment capabilities include fuel blending, bulking and consolidation, and extensive solid fuel processing capabilities. The site was originally a reclamation facility turning hazardous wastes into beneficial fuels used to power cement kilns. Although these resource recovery operations are now governed by the Resource Conservation and Recovery Act of 1976 ("RCRA"), the site's primary focus remains the same. ENSA-MO's permit allows for the liquification of sludges and solids into a liquid fuel, the conventional form accepted by cement kilns. Those sludges and solids not amenable to liquification can be processed through a series of drying operations, followed by grinding and shredding to create a solid fuel used at a limited number of cement kilns as an alternate fuel. One of the site's buildings was destroyed by a fire in 1991, prior to ENSA's acquisition, and will require rebuilding.

     ENSA Environmental, Inc. ("ENSA-ENV") functions as the Company's consulting, environmental engineering, air monitoring and testing and technical contracting division. ENSA-ENV was incorporated in August 1994 coincident with the Company's acquisition of certain assets and liabilities of Earth Science Technologies, Inc. ("EST"), an environmental consulting and remediation firm with offices in Kentucky, West Virginia, Ohio and Illinois. The assets acquired from EST were transferred to ENSA-ENV and, effective January 1, 1995, the following subsidiaries and operations of the Company were merged into ENSA-ENV completing a consolidation of the Company's environmental engineering, consulting, air monitoring and testing and technical contracting operations:

     International Exploration, Inc., since its inception in 1973, is an environmental consulting firm specializing in environmental engineering, remedial design and construction, geophysics and hydrogeology, primarily in the states of New York, New Jersey and Pennsylvania.

     ENSI of Delaware, Inc., since its inception in 1992, specializes in air quality testing, sampling measurement and monitoring, primarily in New York, New Jersey, Pennsylvania, Delaware, and Maryland from its offices in Plumsteadville, PA.

     The Almega Corporation, an Illinois-based consulting firm specializing in air quality testing, sampling, measurement and monitoring, primarily in the Midwest and California. This company's California office and operations were sold to a former employee in December 1994, prior to the consolidation with ENSA-ENV.

     TRI-S VT, since its inception in 1980, has been providing environmental consulting and remediation in the New England region.

     In January, 1995, the Company acquired secured indebtedness of Envirovision, Inc. and subsequently foreclosed upon the collateral securing such indebtedness primarily accounts receivable and contracts in process. To complete certain contracts in process, ENSA-ENV employed a number of former employees of Envirovision and began storage tank management (removal and installation) consulting, remediation, and ancillary operations in Congers, New York and Baltimore, Maryland.

     Unless the context indicates otherwise, the terms "Company" and "Registrant" when used herein include ENSI, NES, ENSA-ENV, ENSA-IN, ENSA-MO, and TRI-S. The principal executive offices of the Company are located at 937 E. Hazelwood Avenue, Rahway, New Jersey 07065 and its telephone number is (908) 381-9229 and its telecopier number is (908) 381-7887.

(b)  Financial information about industry segments:

         Not applicable.

(c)  Narrative description of business:

     (c)(1)(i) Principal products and services: The services provided by the Company fit generally within three categories: (A) hazardous waste management services; (B) environmental remediation services; and (C) environmental engineering, air testing, air monitoring, and consulting services.

     (A) Hazardous Waste Management Services.

     The Company's hazardous waste management services include waste treatment and resource recovery, transportation, and transfer, storage and disposal coordination. Such services are provided primarily by NES, ENSA-IN and ENSA-MO and, to a lesser extent, by ENSI and TRI-S (transportation and disposal coordination). The wastes handled by the Company include substances which are classified as "hazardous" by RCRA and/or exhibit the characteristics of a hazardous substance, i.e., corrosive, ignitable, reactive or toxic properties, as well as other substances subject to federal and state environmental regulations, other than radioactive wastes, explosive materials and infectious wastes.

     The following is a more detailed description of the Company's hazardous waste management services:

     (A)(I) Treatment and Resource Recovery.

     The Company uses physical methods such as decanting, blending and acid-base neutralization in its treatment and resource recovery operations. The nonrecoverable residual materials produced by the Company's treatment operations are disposed off-site by either incineration or stabilization for subsequent burial in secure disposal cells in licensed chemical secure landfills owned and operated by unrelated businesses. The recoverable organic liquids from these treatment operations which have sufficient heat value are blended by the Company to meet strict specifications for use as supplemental fuels for cement kilns, blast furnaces and other high-efficiency boilers. The Company has established relationships with a number of supplemental fuel users that are licensed to accept the blended fuel material. Although the Company pays a fee to the users who accept this product from the Company, this disposal method is substantially less costly than incineration at a commercial hazardous waste treatment facility.

     (A)(II) Transportation.

     Transportation and disposal is offered as an adjunct to the remediation activities and on-going removal and disposal of industrial process waste. The Company utilizes several specially designed and constructed tank trucks and semi-trailers, including roll-off containers. Liquid waste is usually transported in bulk but may also be transported in drums. Heavier sludge or bulk solids are transported in sealed, roll-off containers, bulk trailers and drums. The Company is presently licensed to transport hazardous waste in approximately 45 states, including the New England states, New Jersey and New York, as well as the Canadian provinces of Quebec and Ontario.

     (A)(III) Disposal Coordination.

     The Company does not own or operate any landfills or incinerators for the disposal of hazardous waste. The Company arranges for disposal of its customers' hazardous waste primarily at incinerators, chemical secure landfills or other disposal facilities for treatment or reclamation operated by other businesses.

     (A)(IV) Drummed Waste Handling and Repackaging.

     Drummed waste handling and repackaging projects involve the handling of bulk drums and the handling and repackaging of laboratory packaged chemicals. Bulk drums usually consist of compatible liquids and solids packaged in traditional 55-gallon drums. Such drums result from activities related to draining, flushing, repackaging, loading, unloading, transferring, pumping, materials handling, and preparing waste for storage or shipment. Laboratory packaged chemicals result from activities related to identification, handling, packaging, removal and disposal of laboratory chemicals and other reactive and hazardous reagents, including discarded commercial chemicals. Laboratory packaged chemicals are typically used by laboratories, hospitals, schools, and research facilities using small quantities of chemicals. These materials, in their original containers, are repackaged into drums or fiber containers according to compatibility.

     Drummed waste handling and repackaging services typically are performed under service agreements or purchase orders that obligate the Company to accept waste material from the customer conforming to the specifications in the agreement. Before signing a service agreement with a customer, the Company arranges to have a representative sample of the waste analyzed by the one of the Company's treatment, storage and disposal ("TSD") facilities or another certified laboratory which has been pre-qualified by the Company. Analytical testing is performed by the laboratory in accordance with the Company's sample analysis program, which has been designed in conformity with the requirements of applicable law. The analytical profile of the waste material enables the Company to recommend an appropriate method of transportation, treatment and disposal and to designate a treatment and disposal facility licensed to accept the waste.

     At the present time, the Company owns three TSD facilities. NES is located in Canastota, New York. ENSA-IN is located in South Bend, Indiana. ENSA-MO is located in Scott City, Missouri. If one of ENSA's TSD's is designated as the treatment and disposal facility, prior to acceptance of the waste, a representative sample of the waste is analyzed in order to insure that it conforms to the customer's waste profile sheet. Once the waste materials have been characterized, compatible groups are consolidated to achieve economies in storage, handling, transportation and ultimate treatment and disposal.

     At these facilities, the Company conducts treatment operations and temporarily stores waste material for later off-site resource recovery, incineration and disposal. As facilities engaged in the treatment, storage and disposal of hazardous waste are subject to the licensing procedures established under RCRA and the regulations promulgated thereunder. On November 1, 1991 the state and federal permits required by RCRA for the operation of the NES facility became effective. On January 22, 1993 ENSA-IN was issued its Part B RCRA permit, and on January 10, 1994 ENSA-MO was issued its Part B RCRA Permit. See "Environmental Regulation" below, for additional information regarding the TSDs and their state and federal permits. Currently, NES is processing a permit renewal application.

     (B) Environmental Remediation Services.

     Environmental remediation involves activities such as site assessment and development of a management plan including clean-up, materials handling, draining, flushing, decommissioning, packaging, loading, unloading, pumping and preparing waste for storage, shipment and disposal. The Company's remediation services are provided primarily to companies in the chemical, petroleum, transportation and utility industries and to governmental agencies. The Company provides environmental remediation services to industrial customers with operations throughout New England and the Midwestern and Mid-Atlantic states.

     The environmental remediation services provided by the Company include the following:

     (B)(I) Surface Remediation.

     The Company's surface remediation projects generally involve the planned clean-up of hazardous waste sites or the clean-up of accidental spills and discharges of hazardous materials, such as those resulting from transportation and industrial accidents. In addition, some surface remediation projects involve recurring maintenance and clean-up activities at industrial wastewater treatment facilities.

     Surface remediation projects generally require a multidisciplinary approach, involving engineers, project management, and analytical services. Following the selection of the preferred remedial alternative, the Company's project team identifies the procedures, processes and equipment required to conduct the clean-up operation. Simultaneously, the Company's technical staff develops a site-specific health and safety plan for the project. The remedial approach recommended by the Company's project team typically requires the physical removal of the contaminants through the excavation, consolidation, and transportation of contaminated materials for off-site treatment and disposal. Projects that require the application of a higher level of remedial technology, such as de-watering, stabilization and soil washing, are generally engineered by the Company's consulting division and are implemented in-house or by subcontractors recommended by the Company. In addition, twenty-four (24) hour emergency response is performed for industry, federal and local agencies for both land-related and waterway incidents.

     (B)(II) Facilities Decontamination.

     Facilities decontamination involves the clean-up and restoration of buildings and other property and related equipment that have been contaminated by exposure to hazardous materials during a manufacturing process, or by fire, process malfunction, spills or other accidents. The Company's projects have included decontamination of chemical, metallurgical, industrial, manufacturing, commercial, educational, and utility facilities.

     (B)(III) Underground Storage Tank Management.

     In regulations promulgated under RCRA which took effect during 1988, leaks from underground commercial storage tanks were identified as a serious environmental hazard and specific timetables for the testing and monitoring of such tanks were established. The Company provides a wide range of services to facilitate compliance with such regulations, including services designed to locate and evaluate the condition of underground tanks, detect and correct underground leaks, evaluate groundwater and soil contamination and prevent, minimize, and/or remediate impacted groundwater and soil and replace and upgrade tanks. In addition, the Company provides assistance with governmental recordkeeping requirements.

     (C) Environmental Engineering, Air Testing, Air Monitoring and Consulting Services.

     ENSA-ENV employs approximately 170 professional and technical personnel whose expertise includes hydrogeology, engineering geology, geophysics, chemistry, biology, remedial design and computer modeling. The environmental consulting services include: problem definition, strategy development and investigation; remedial investigation and feasibility studies; remedial design, project management and construction, implementation, operations and maintenance of in-situ systems; monitoring and recovery well design and installation; site closure planning and implementation; waste minimization and alternative disposal assessments; hazardous waste and discharge permit preparation; air discharge permit applications; site assessments, geophysical investigations, regulatory planning and coordination; groundwater restoration and resource development, underground and above- ground storage tank design, upgrade and management, asbestos and lead sampling and analysis.

     In addition, the consulting group also provides indoor and outdoor air management. The services available can be divided into three principal groups: field services, consulting, and continuous emissions monitoring system ("CEMS") design and monitoring. These services are provided from offices in Illinois and Pennsylvania. The field services provided include source emissions testing and ambient air quality monitoring. Source emissions testing involves the collection and analysis of samples of exhaust gases obtained from a wide variety of industrial processes, including hazardous waste incinerators, municipal waste incinerators, boilers, surface coating operations, microelectronic manufacturing operations and various chemical plant and refinery operations. Most often these services are performed to demonstrate compliance of the process with applicable regulatory requirements. Ambient air quality monitoring involves the evaluation of concentrations of various pollutants and may be done for a number of reasons, including, without limitation, permitting purposes and odor assessments, health and safety purposes, and asbestos and lead monitoring. Additionally, each air office operates its own analytical laboratory to support its field service activities. The laboratories have the capability to perform analyses of organic and inorganic compounds in all forms, including asbestos and lead. These laboratories are used exclusively to support the services performed by ENSA-ENV.

     The air quality staff also has extensive experience in the design, assembly and installation of CEMS. Although most of the component parts of these systems are manufactured by subcontractors, ENSA-ENV personnel design and engineer all aspects of these systems and, in addition, provide essential support to clients in the preparation and negotiation of monitoring system protocols and performance of system certification testing after installation, as well as on-going service and maintenance of the systems.

     (D) Marketing.

     The Company's primary marketing area consists of New England and the Mid-Atlantic and Mid-West States. In addition to "Fortune 500" companies with facilities in the Company's marketing area, the Company has targeted small and medium size businesses which typically do not possess internal environmental departments and recognize the value of hiring a full service turn-key environmental and hazardous waste management company.

     The Company recognizes the market's need for "one-stop shopping" for integrated services ranging from consulting and planning to actual "hands-on" clean-up, treatment and disposal. The Company increasingly markets and provides its services on an integrated basis and, in many instances, the performance of services in one discipline has lead to the performance of additional work in other disciplines. For example, the results of an environmental consulting and sampling program could dictate the need for excavation, transportation and disposal of contaminated material identified in the site assessment.

     The Company has centralized its marketing program and uses its 25 person sales force to promote all of the Company's services.

     The Company advertises on local radio, in trade journals and participates in regional trade and industry shows. The Company exhibits annually with a presentation booth at the "HazMat International" conference as well as at regional trade shows in Boston, Massachusetts, Hartford, Connecticut, Syracuse, New York and Chicago, Illinois. The Company also relies upon the recommendations of clients, subcontractors, affiliates, and the Company's position in the "recommended contractors list" or "approved vendors list" of various governmental agencies and "Fortune 500" companies. The Company's officers also devote a portion of their time to sales activities on behalf of the Company.

     (c)(1)(ii) Product Development: Not applicable.

     (c)(1)(iii) Raw Materials: Not applicable.

     (c)(1)(iv) Patents, Trademarks, Licenses, etc.: See "Environmental Regulation," below. The Company's logo has been registered through January 3, 2009 with the U.S. Patent and Trademark office.

     (c)(1)(v) Seasonality: The Company's revenues are impacted by severe winter weather conditions which affect the ability to 1) perform site remediation and field service activities, and 2) transport waste to its TSD facilities for treatment. This has resulted in the postponement of projects and a decline in revenues primarily during the months of January and February. Other than severe winter weather, management does not believe the Company has experienced any significant seasonality in its business in the past, and does not anticipate seasonality to have a significant impact on its operations in the future.

     (c)(1)(vi) Working Capital Practices: See "Management's Discussion and Analysis of Financial Condition and Results of Operations", below.

     (c)(1)(vii) Customers: On a consolidated basis, the majority of the Company's revenues have arisen out of competitive bid contracts awarded by customers in the chemical processing and a wide range of manufacturing industries. During 1995, a significant portion of the Company's revenues were derived from customers who repeatedly utilize the Company's services. No customer accounted for more than 10% of the Company's revenues during 1995.

     The customers of the Company's TSDs who require waste handling and transportation services are a diverse mix of several hundred industrial and manufacturing entities whose operations typically generate less-than-truckload quantities of drummed waste materials. A substantial portion of this revenue is derived from customers involved in remediation projects performed by other subsidiaries of the Company. A substantial portion of ENSA-IN and ENSA-MO's customers are waste brokers.

     TRI-S and ENSI together service customers throughout New England, Metropolitan New York City and New Jersey. The customer base includes chemical processing companies; industrial manufacturers; petroleum services; real estate and lending institutions; and governmental agencies. The services provided range from non-recurring projects to repeat service work requiring environmental expertise such as technical in-plant services.

     ENSA-ENV performs services for a diverse range of industrial and governmental customers. In addition, ENSA-ENV has worked for numerous civil engineering firms involved in a wide variety of industries, as well as corporations in the pharmaceutical, petrochemical, microelectronic and printing industries.

     ENSA-ENV expects to continue providing services to a broad spectrum of industrial companies located primarily in the Mid-Atlantic, New England and Mid-West States.

     (c)(1)(viii) Backlog Orders: The Company presently has projects in process representing potential gross revenue of approximately $ 11,925,000 compared to $11,005,000 as of March, 1995. Backlog amounts have historically resulted in revenues; however, no assurance can be given that all amounts included in backlog will ultimately be realized even if covered by written contracts and purchase orders. Backlog by subsidiary is summarized below:


                                          as of March,
                                 -------------------------------
                                      1996              1995
                                 ------------       ------------
             ENSI                 $   850,000       $    880,000
             TRI-S                  2,500,000          2,155,000
             NES                    1,950,000          1,250,000
             ENSA-MO                       --            250,000
             ENSA-IN                       --            950,000
             ENSA-ENV               6,625,000          5,520,000
                                  -----------        -----------
                                  $11,925,000        $11,005,000
                                  ===========        ===========


     (c)(1)(ix) Government Contracts Subject to Renegotiation: In 1995, the Defense Reutilization and Marketing Services ("DRMS") reached agreement with TRI-S and the former owners of TRI-S with regard to three contracts terminated in 1991 by DRMS. The dispute involved a difference in interpretation of the contracts and the performance specifications between the parties which was settled at no cost to the Company.

     (c)(1)(x) Competition: The hazardous and non-hazardous waste management industry involves a few large companies which provide integrated services and numerous smaller companies which provide some or all of the same services. Such large companies with extensive resources are able to directly provide field services, waste transportation and disposal through their own secure landfills and incineration facilities. Examples of some of the Company's largest competitors are Chemical Waste Management; Clean Harbors, Inc.; International Technology Corp.; Laidlaw Environmental Services, Inc.; and Rollins Environmental Services. Other competitors either provide one aspect of waste management, or, like the Company, provide integrated services by subcontracting portions of their services to other companies. Examples of some of the Company's comparably sized competitors in its marketing area are Cycle Chem, Inc.; Philip Environmental; S&W Waste, Inc.; Advanced Environmental Technology Corp.; Franklin Environmental; Northland Environmental; Essex Waste Management, Inc.; PCIA, Inc.; EWR; Petrochem; and Safety Kleen. Competition in the waste management industry, primarily on the basis of price, technical performance, services, and reliability, is intense and the Company expects it to remain so.

     Based upon sales and number of personnel, ENSA-ENV is ranked among mid-sized engineering firms in the United States. Its integrated "technical contractor" approach to remedial design and consulting with access to those services offered by the hazardous waste divisions of the Company, make ENSA-ENV unique in the industry. This does not, however, preclude the Company from competition to service its clients. Additionally, ENSA-ENV is able to design, assemble and install CEMS as well as perform field certification testing, a service provided by few air testing companies.

     In the consulting and remediation sectors, competition is quite intense, primarily on the basis of price, experience, and custom service and to a lesser extent based upon technical expertise an attribute which is expected of all providers of this service. Management believes this is the result of a build up of capacity in the 1980's in anticipation of increases in demand which thus far have not occurred.

     (c)(1)(xi) Research and Development:   Not applicable.

     (c)(1)(xii) Environmental Regulation: There is an extensive and evolving body of federal, state and local laws and regulations applicable to the treatment, disposal, transportation and handling of hazardous waste and other hazardous substances and chemicals. Compliance with this wide array of regulation is mandatory and the entire hazardous and toxic waste management industry is subject to the effects of extensive regulation. The Company and its subsidiaries are not only subject to these laws, but indirectly are dependent upon them for future business since many of the services offered by the Company are directed at facilitating compliance with such laws and regulations.

     The principal federal environmental laws and regulations which affect the Company's business are as follows:

     * The Resource Conservation and Recovery Act of 1976 ("RCRA"). RCRA and its associated regulations establish a strict and comprehensive "cradle-to-grave" regulatory program applicable to solid and liquid hazardous waste. The U.S. Environmental Protection Agency ("EPA") has promulgated regulations under RCRA for new and existing treatment, storage and disposal facilities including incinerators, storage and treatment tanks, storage containers, storage and treatment surface impoundments, waste piles and landfills. Every facility that treats, stores or disposes of specified minimum amounts of hazardous waste, must obtain a RCRA license from the EPA or a state agency which has been authorized by the EPA to administer its state program, and must comply with certain operating, financial responsibility and closure requirements.

     * Hazardous and Solid Waste Amendments of 1984 ("HSWA"). HSWA, which amended RCRA, requires the development of minimum technology standards for certain types of land disposal operations. Compliance with these new minimum technology standards has added to the cost of land disposal and has largely precluded the new permitting of some disposal facilities. HSWA, on a scheduled basis, has also established a ban on the land disposal of hazardous wastes without prior treatment.

     * The Toxic Substances Control Act of 1976 ("TSCA"). TSCA gives broad authority to the EPA to regulate the manufacture, processing, distribution in commerce, use and disposal of various chemical substances and mixtures. The EPA can require testing of chemical substances that may present an unreasonable risk to health or the environment. If testing reveals an unreasonable risk, the EPA must take steps to reduce the risk. Options available to the EPA include requiring appropriate labeling, prohibition of manufacture of the harmful chemical, and mandating the manner in which the chemical must be disposed.

     * The Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA," also referred to as the "Superfund Act"). CERCLA established a comprehensive scheme of environmental liability without regard to fault for abandoned waste sites, leaking active sites, and spills which have released or may release hazardous substances into the environment. The class of "hazardous substances" includes numerous materials which are commonly used by industrial, manufacturing and commercial operations and includes, but is much broader than, the class of "hazardous waste" regulated by RCRA.

     * 1986 Superfund Amendment and Reauthorization Act ("SARA"). SARA amended CERCLA by, among other things, authorizing another tax on the chemical industry to refinance the Superfund to enable the EPA to undertake clean-ups of sites where hazardous substances have been or may be released into the environment when private parties are either unknown or unable or unwilling to do so. In addition, SARA includes the Emergency Planning and Community Right to Know Act which mandates extensive reporting requirements for use or storage of hazardous substances and releases of hazardous substances, either accidental or permitted, into the environment.

     Hundred of sites across the country have been targeted for clean-up in a list known as the National Priorities List propounded under CERCLA and SARA. The EPA may order a private party to conduct clean-up activities or it may conduct a clean-up itself using the Superfund monies and then seek to recover those funds from parties liable under the statute. Further regulations establish a National Contingency Plan, which was substantially revised in March, 1990, for dealing with the release of hazardous substances into the environment. This Plan governs the conduct of remediation undertaken by the government. Private parties must also substantially comply with the provisions of the Plan as a prerequisite to a contribution claim against another potentially liable person. Present and past owners and/or operators of sites on which hazardous substances have been released, generators of hazardous substances and transporters who select the site for disposal may all be liable jointly and severally for clean-up costs and for remedying any harmful effects to the environment or public health, such as pollution of groundwater, without regard to fault.

     CERCLA is up for Reauthorization before Congress this year and it can not be anticipated at this time what changes may be made to the current statute or what effect such reauthorization may have on the Company.

     * The Clean Air Act Amendments of 1990 ("CAA"). These amendments substantially revise and expand the Clean Air Act originally enacted in 1967. The CAA will have significant and far reaching effects on small and large businesses and industrial operations, public utilities and transportation systems, both public and private. EPA and the states are presently developing the extensive regulations necessary to implement the CAA. The effects and costs to the regulated community will be felt and incurred over a lengthy phase-in period.

     * The Hazardous Materials Transportation Act ("HMTA"). The HMTA and the extensive regulations promulgated thereunder regulate the transportation of "hazardous materials." This very broad category of substances includes but is not limited to CERCLA "hazardous substances" and RCRA "hazardous wastes." The HMTA and the regulations thereunder are enforced by the Department of Transportation and specify labeling, placarding, shipping papers, packaging, spill reporting and employee training requirements which vary with the nature of the material being shipped.

     * The Clean Water Act (Federal Water Pollution Control Act). Through the 1950's and 1960's emphasis was on the states setting ambient water quality standards and developing plans to achieve these standards. In 1972, the Federal Water Pollution Control Act was significantly amended. These changes emphasized a new approach, combining water quality standards and effluent limitations (i.e., technology-based standards). The amendments called for compliance by all point-source dischargers with technology-based standards. A strong Federal enforcement program was created and substantial monies were made available for construction of sewage treatment plants. The Federal Water Pollution Control Act was amended in 1977 to address toxic water pollutants and in 1987 to refine and strengthen priorities under the Act as well as enhance EPA's enforcement authority. Since the 1977 amendments, the Federal Water Pollution Act has been commonly referred to as the Clean Water Act ("CWA").

     * OSHA Hazard Communication Standard ("HCS"). The HCS was developed by the Occupational Safety and Health Administration ("OSHA"). It requires the identification and dissemination of information about hazardous chemicals to employees in the workplace. The category of "hazardous chemicals" is extremely broad. Employers are obligated to make available to their employees Material Safety Data Sheets for each hazardous chemical used in the workplace. Containers must also be properly labeled and employees trained in workplace safety.

     The Company also provides consulting services with respect to the remediation and removal of asbestos and lead based paint from buildings. Federal regulation of asbestos removal consists of the Asbestos Hazard Emergency Response Act, 15 U.S.C. ss. 2641 et seq. which deals with asbestos in school buildings, and regulations promulgated by both OSHA and the EPA. OSHA administers workplace and employee protection rules and EPA administers demolition and removal rules. In addition, many states have enacted more stringent rules including contractor certification and accreditation requirements.

     Presently, there exist no mandatory federal requirements affecting removal of lead based paint although the Department of Housing and Urban Development ("HUD") has issued guidance entitled "Guidelines for Evaluation and Control of Lead Based Paint Hazards in Housing." Regulations based on these Guidelines are expected to be promulgated soon jointly by EPA and HUD under the authority of the Residential Lead Based Paint Hazard Reduction Act, 15 U.S.C. ss. 2681 et seq. Certain individual states and local governments have also enacted certain requirements pertaining to the removal of lead based paint.

     It is not possible to predict all the effects of government regulation on the Company and the operations of its subsidiaries. The Company believes that CERCLA, SARA, RCRA, HSWA, TSCA, CAA, HMTA, CWA and HCS, and the regulations promulgated under them, will be materially significant in the development of the Company's hazardous waste management business. The provisions of the environmental statutes and regulations could expose the Company or one or more of its subsidiaries to strict joint and severable liability as a party who transports, treats, or disposes of hazardous substances, wastes and chemicals, including liability for the costs of governmental removal or remedial actions, the government's costs in assessing the extent of the damage and appropriate remedial technologies, and damage for destruction or loss of natural resources resulting from such release. Liabilities under some of these laws can arise without reference to traditional notions of "fault" and may continue indefinitely.

     The overall operations of the Company are not specifically subject to any licensing or permitting procedures of the EPA with the exception of TRI-S, as a transporter and ENSA-IN, ENSA-MO and NES as operators of TSD facilities. NES is required to obtain federal, state and local licenses or approvals including a New York State Department of Environmental Conservation ("NYSDEC") Part 373 (RCRA Part B) Hazardous Waste Management permit, a State Pollution Discharge Elimination System permit ("SPDES"), certain transporter permits, and an air permit. NES' draft air permit with NYSDEC which is pending final status as of the date of this Report. The NYSDEC Part 373 permit and the SPDES permit, which were both issued in November 1991, have standard fixed terms of five years. A renewal permit application is in progress.

     In connection with the issuance of the Part 373 permit, NYSDEC has required that NES make certain improvements to its facility. As of the date of this Report, NES has completed or is in the process of completing all of the required improvements. Additionally, NYSDEC and the EPA have imposed certain conditions to the maintenance of the permit, including the remediation of certain groundwater and soil contamination identified on the site of the NES facility. A recovery system, designed by ENSA-ENV, was approved by NYSDEC and the EPA and is currently in operation. ENSA-ENV has investigated, and continues to monitor on a quarterly basis, the nature and extent of the groundwater contamination and has concluded that the contamination is contained and has not migrated off-site. ENSA-ENV has submitted to NYSDEC and the EPA the results of the implementation of a soil sampling plan which investigated the source of this contamination. Management estimates that the costs associated with the soil remediation and ongoing groundwater remediation at NES will be $150,000. Annual operating costs of the system are estimated at $25,000.

     ENSA-MO is required to obtain federal, state and local licenses or approvals including a RCRA Part B Hazardous Waste Management Permit. The State of Missouri Department of Natural Resources ("DNR"), in conjunction with the EPA, granted the facility their Part B permit on January 10, 1994. The permit has a term of ten years. In connection with the issuance of the Part B permit, the DNR has required that ENSA-MO make certain improvements to its facility. As of the date of this Report, ENSA-MO has completed or is in the process of completing the required improvements. The DNR and EPA have also required, as part of the permit, that a RCRA facility investigation be performed. Based on previous analytical data obtained, the Company does not anticipate any unfavorable findings. The RCRA facility investigation is estimated to cost $55,000. As part of the permit conditions, ENSA-MO inherited a debt of $173,212 to the DNR which is to be repaid through community services such as household hazardous waste collections.

     ENSA-IN is required to obtain federal, state and local licenses or approvals including a RCRA Part B Hazardous Waste Management Permit. The Indiana Department of Environmental Management ("IDEM") in conjunction with the EPA granted the facility their Part B permit on January 22, 1993. The permit has a term of five years. In connection with the issuance of the Part B permit, IDEM has required that ENSA-IN make certain improvements to its facility. As of the date of this Report, ENSA-IN has completed or is in the process of completing the required improvements. Additionally, IDEM and the EPA have imposed certain conditions to the maintenance of the permit including closure of the old tank farm and remediation of certain soil contamination associated with the previous storage tanks. ENSA-ENV is currently working with IDEM in finalizing the details of the remediation to be performed, but expects the cost to be approximately $200,000.

     The Company believes that each permit will be renewed at the end of its term if the facility is in compliance with applicable requirements. However, there can be no assurance that the regulations governing the maintenance and/or renewal of such permits will remain unchanged or that ENSA-IN, ENSA-MO, and NES will be able to comply with all such requirements.

     Any entity engaging in the transportation of hazardous wastes is subject to regulation under various state and federal laws. Duties of hazardous waste transporters include, but are not necessarily limited to, obtaining hazardous waste and solid waste transporter licenses and the use and operation of approved equipment. The Company, through NES and TRI-S, is a permitted transporter of hazardous waste in forty-five (45) states and two provinces of Canada. All of the transportation permits held by NES and TRI-S are subject to annual renewal. Factors considered in evaluating a renewal application vary from state to state, but include, among other things, the permitted entity's compliance status, its record of traffic incidents, and the qualifications of the personnel managing transportation operations. To the knowledge of the Company management, none of the Company's subsidiaries have ever been denied renewal of any of their respective transportation permits. However, each such permit is also subject to revocation in the event of a failure to comply with the state's applicable rules and regulations. Of the transportation permits held by the Company, those granted by the states of New York, Connecticut, New Jersey and Pennsylvania are most critical to operations.

Insurance

     ENSI, ENSA-ENV, TRI-S, NES, ENSA-IN, and ENSA-MO are included under one general liability insurance policy in the amount of $5 million per occurrence/$5 million aggregate liability arising in connection with their activities. Such insurance is required by the state of New York in order to maintain NES' permit as a waste transporter. Higher amounts of general liability insurance have been obtained for specific customers/projects, where necessary. Additionally, these subsidiaries have obtained pollution impairment liability and professional liability insurance in the amount of $2 million total/$1 million per occurrence covering liability resulting from the sudden and non-sudden discharge or release of hazardous substances related to their contracting and professional service operations. All of the Company's vehicles are insured under a $5,000,000 commercial automobile policy covering transportation of hazardous waste and other services performed in Company vehicles. In addition, the Company maintains workers compensation insurance as required from state to state.

     In addition to the above, NES, ENSA-IN, and ENSA-MO have obtained pollution liability insurance for their TSD facilities in the amount of $1 million per occurrence/$2 million total, covering liability resulting from the sudden and non-sudden discharge or release of hazardous substances from the facilities' premises. The facilities maintain all insurance required for the maintenance of their permits, however, no assurance can be given that difficulty will not be encountered in maintaining such insurance in the future. Moreover, if the facilities fail to maintain such insurance, permits could be revoked, which could result in the closure of a facility and the cessation of substantial operations.

     (c)(1)(xiii) Employees: As of March 31, 1996, the Company and its subsidiaries had approximately 285 employees.

(d) Financial information about foreign and domestic operations and export sales:

          None applicable.

ITEM 2 - PROPERTIES.

     The Company has offices at various owned and leased locations throughout the United States. Each branch office is generally identified with one of the Company's subsidiaries; however, most locations perform multiple services. The table below summarizes the premises from which the company operates.

- ------------------------------------------------------------------------------------------------------------------------------------
                                              Building
                                              Square            Lease            Annual
Location                    Own/Rent          Footage           Expires          Rental         Description and Primary Services
- ------------------------------------------------------------------------------------------------------------------------------------

937E Hazelwood              Rent              10,000            Sep. '97         $ 50,000       Company headquarters consisting of
Rahway, NJ                                                                                      office space for executive and
                                                                                                administrative staff, along with
                                                                                                office, warehouse and parking
                                                                                                space for remediation operations.

826 North                   Rent               9,000            Oct. '98           60,000       Administrative offices and
Lewis Road                                                                                      warehouse space for remediation,
Royersford, PA                                                                                  drum waste, and lab pack
                                                                                                operations.

6205 Route 611              Rent              10,500            Apr. '97           71,000       Offices and warehouse space for
Plumsteadville, PA                                                                              consulting operations and air
                                                                                                testing, consulting, and
                                                                                                monitoring.


                                                                                                Continued on following page ...

- ------------------------------------------------------------------------------------------------------------------------------------







- ------------------------------------------------------------------------------------------------------------------------------------

Canal Road                  Own               30,000              --                --          TSD facility located on three acres
Wampsville, NY                                                                                  of land used for the handling and
                                                                                                storage of waste materials; a
                                                                                                small portion of the building is
                                                                                                devoted to offices. The facility
                                                                                                has the capacity and is permitted
                                                                                                to store a maximum of 1,000
                                                                                                drums, and has 22,500 gallons of
                                                                                                tank space.

Marguerite                  Own                4,000              --                --          Administrative office space on
Drive West                                                                                      approximately three acres near TSD
Canastota, NY                                                                                   facility.

331 Route 9W                Rent              12,600            Mar. '98          102,600       Office and warehouse space for
Congers, NY                                                                                     consulting and remediation
                                                                                                operations.

601A County                 Rent               4,200            Jun. '97           27,500       Vacant offices and warehouse space
Club Drive                                                                                      previously used for air testing and
Bensenville, IL                                                                                 monitoring group.  Expenses offset
                                                                                                by sublease of $1,767 per month
                                                                                                through 8/31/96.

311 Dundee Road             Rent               3,621            Oct. '96           60,000       Office and warehouse space for
Northbrook, IL                                                                                  consulting and air testing and
                                                                                                monitoring services.

25 and 34 Pinney            Rent               8,400            Feb. '02          127,500       Office, garage and warehouse space
Street                                                                                          on two plus acres for environmental
Ellington, CT                                                                                   remediation, transportation and
                                                                                                consulting services and adjunct
                                                                                                office space for administrative
                                                                                                staff.

205 Main Street             Rent               3,082            Dec. '98           23,000       Office space used primarily for
Brattleboro, VT                                                                                 consulting services.

410 W. Chestnut             Rent               7,000            Aug. '97           48,000       Office and warehouse space for
Street                                                                                          consulting services.
Louisville, KY

2480 Creekway               Rent               8,200            Dec. '98           28,000       Office and warehouse space for
Drive                                                                                           consulting services.
Columbus, OH

Madison Ave. &              Rent               4,420            Apr. '98           27,200       Office and warehouse space for
Eighth Street W.                                                                                consulting services.
Huntington, WV

                                                                                                Continued on following page ...

- ------------------------------------------------------------------------------------------------------------------------------------







- -----------------------------------------------------------------------------------------------------------------------------------

604 Scott Street            Own               40,015              --                --          TSD facility used for the handling
South Bend, IN                                                                                  and storage of waste materials; a
                                                                                                portion of the building is
                                                                                                devoted to offices. The facility
                                                                                                is Part B permitted, and has a
                                                                                                Tank Farm with the capacity to
                                                                                                hold approximately 176,000
                                                                                                gallons.

3100 Industrial             Own               21,600              --                --          Equivalent Part B permitted facility
Fuels Drive                                                                                     on approximately five acres of land.
Scott City, MO
- ------------------------------------------------------------------------------------------------------------------------------------


ITEM 3 - LEGAL PROCEEDINGS.

     5200 Enterprises, Ltd. v. Hasnas, Empire Electric Co., Wastex Industries, Inc., ENSI, Inc., Environmental Services, Inc. Enviropact, Inc., Enviropact Northeast, Inc., Professional Engineering Associates, Inc. and Elias -- suit pending in the Supreme Court of Kings County, New York. This is an action by owner of building against prior owner and all persons and companies hired by prior owner to clean-up contaminated spills existing on property prior to sale and, in connection therewith, to conduct certain tests. The suit contends that the clean-up and/or the testing, some of which was done by the Company, was conducted negligently, and that misrepresentations were made by the owner concerning the true level of remaining contamination, and seeks $3.5 million. The Company is defending the suit vigorously. The Company is also seeking indemnity from co-defendants for any liability.

     On June 2, 1995, Northeast Environmental Services, Inc. ("NES"), a subsidiary of the Company, and Robert Miller, its President, were charged with violation of New York State's Environmental Conservation and Penal Laws in an indictment filed in the Ontario County Court, Canastota, New York. The charges stem from NES' transportation, between June and October 1992, of approximately 65 drums of hazardous material from a facility of its customer in Rochester, New York, to another facility of the customer located in Geneva, New York. The contents of the drums in question were identified by the customer, an electroplating job shop, as virgin chemical products and in-process materials (plating material, acids, etc.), and were handled and documented as such by NES. The indictment charges that NES' activities constituted possession, removal and disposal of hazardous waste without preparing and filing a Uniform Hazardous Waste Manifest, and that NES' records describing the shipments were falsified. Both NES and Mr. Miller have denied any wrongdoing in connection with these shipments. The trial is set for summer of 1996.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                     PART II


ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

(a)  Market Information:

     Since May 24, 1990, the Company's Common Stock has been included in the National Association of Securities Dealers, Inc. Automated Quotation System ("NASDAQ") under the symbol "ENSA". On September 3, 1991, the Company's Common Stock became a part of NASDAQ's National Market System. The following sets forth certain information with respect to the high and low "bid" prices quoted for the Common Stock during the periods shown.

                                          HIGH           LOW
                                   ----------------------------------
         1994
         ----
         FIRST QUARTER                   $2 7/8         $1 7/8
         SECOND QUARTER                   2 3/4          1 1/2
         THIRD QUARTER                    2 3/4          1 7/8
         FOURTH QUARTER                   2 7/16         1 7/16

         1995
         ----
         FIRST QUARTER                   $2             $1 3/16
         SECOND QUARTER                   1 1/2          1 1/16
         THIRD QUARTER                    2 1/8          1 1/18
         FOURTH QUARTER                   1 9/16         1

         1996
         ----
         FIRST QUARTER                   $1 1/2         $1 3/16


     As described in response to Item 1(a) above, ERD Waste Corp. and its wholly-owned subsidiary have made a tender offer to acquire all of the Company's outstanding Common Stock at a price of $1.66 per share, and have entered into an agreement to acquire substantially all of the Company's outstanding Preferred Stock. The Company's Board of Directors has recommended to its stockholders that the offer be accepted.

(b)  Holders:

     As of March 29, 1996, there were approximately 306 record holders of the Company's Common Stock, including brokerage firms and/or clearing houses holding shares of the Company's Common Stock for their clientele (with each such brokerage house and/or clearing house being considered as one holder).

(c)  Dividends:

     The Company has never paid or declared any dividends upon its Common Stock and does not contemplate or anticipate paying any dividends upon its Common Stock in the foreseeable future. No dividend may be declared or paid on the Company's Common Stock unless all accrued and unpaid dividends have been paid on the Company's outstanding Series B Preferred Stock. It is anticipated that future earnings will be applied to the payment of the dividends on the Company's outstanding shares of Series B Preferred Stock and the balance, if any, will be retained for use in the business of the Company.


ITEM 6 - SELECTED FINANCIAL DATA



                                                     (Amounts in thousands except per share data)

                                                                   Years Ended
                                   -----------------------------------------------------------------------------------
                                    1995               1994              1993               1992                1991
                                    ----               ----              ----               ----                ----
STATEMENT OF
OPERATIONS DATA

Operating Revenue                   $36,559            $32,784           $23,766            $22,951             $21,229
Gross Margin                         12,987             11,944             9,187              8,944               8,250
Gross Margin
  Percentage                           35.5%              36.4%             38.7%              38.9%               38.9%
Net Income (Loss)                      (982)               293                32                390               1,160
Net Income (Loss)
  Per Common Share                     (.22)               .07               .01                .10                 .29
Weighted Avg No.
  of Common Shares
  Outstanding                         4,447              4,312             3,964              4,048               4,018



                                                           December 31,
                                  -----------------------------------------------------------------
                                    1995               1994              1993               1992
                                    ----               ----              ----               ----

BALANCE SHEET
DATA

Working Capital                     $ (687)            $ 1,474           $ 2,288            $ 3,278
Total Assets                        20,152              22,313            15,050             11,813
Total Liabilities                   12,617              13,799             7,779              4,387
Shareholders' Equity                 7,535               8,514             7,271              7,426



ITEM 7 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

     Management's discussion and analysis is based upon the audited consolidated financial statements of the Company and its subsidiaries for the fiscal years 1995 and 1994, and includes the accounts of the Company and its wholly-owned subsidiaries, after elimination of all significant intercompany balances and transactions. For further information, see the Company's Financial Statements, including the notes thereto.

     Effective April 1, 1994, ENSA-IN and ENSA-MO (newly formed subsidiaries of the Company) acquired substantially all of the assets of Industrial Fuels and Resources, Inc. and Industrial Fuels and Resources of Missouri, Inc., respectively, ("IFR") which operate two TSD facilities. The purchase price was $1,336,126 and included forgiveness of loans previously granted to IFR, issuance of shares of the Company's common stock, and acquisition costs. The transaction was treated as a purchase for financial statement purposes. Accordingly, the Company's financial statements include the operations of ENSA-IN and ENSA-MO beginning April 1, 1994.

     On August 12, 1994, ENSA-ENV (a newly formed subsidiary of the Company) acquired certain assets and assumed certain liabilities of Earth Science Technologies, Inc. ("EST") which, operated an environmental consulting and remediation business in the Midwest with offices in four states. The purchase price was $674,194 which included the forgiveness of loans granted to EST, issuance of shares of the Company's common stock and acquisition costs. The transaction was treated as a purchase for financial statement purposes. Accordingly, the Company's financial statements include the operations of ENSA-ENV beginning August 12, 1994.

Results of Operations

     The following table presents items in the Consolidated Statements of Operations for the fiscal years ended December 31, 1995, 1994, and 1993. This table and subsequent discussions should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and notes thereto contained elsewhere herein.

                                                      Percentage of Total Revenue
                                                     Fiscal Year Ended December 31,
                                                   ----------------------------------
                                                1995              1994               1993
                                                ----              ----               ----
Net sales                                       100.0%            100.0%             100.0%
Cost of sales                                    64.5              63.6               61.3
                                                -----             -----              -----
Gross profit of sales                            35.5              36.4               38.7

Selling, general and admini-
   strative expenses                             33.6              29.9               34.2
Depreciation and amortization                     4.9               4.0                3.9
                                                 ----              ----               ----

Income (loss) from operations                    (3.0)              2.5                0.6
Net non-operating income                          0.2               0.2                0.5
Interest expense                                 (1.5)             (1.1)              (0.7)
                                                 -----             -----              -----

Income (loss) before provision
  for income taxes                               (4.3)              1.6                0.4
Provision (benefit) for
  income taxes                                   (1.6)              0.7                0.3
                                                 -----              ---                ---

Net income (loss)                                (2.7)%             0.9%               0.1%
                                                 =====              ===                ===

Fiscal 1995 Versus Fiscal 1994:

Net Sales:

     The following table indicates the source of net sales attributable to the three main service activities of the Company. The Company provides its services on an integrated basis, and in many instances, services in one area of its business support or lead to a project undertaken in another area. In the table below, revenues derived from a particular service as part of a multifaceted project are attributed to the operating subsidiary which actually performs the service as the general contractor.


                                                                                   Percent Increase (Decrease)
                            Fiscal Year Ended              Fiscal Year Ended            Fiscal Year Ended
                            December 31, 1995              December 31, 1994            December 31, 1995
Service                         Net Sales                      Net Sales                    Over 1994
- -------                        -----------                    -----------                  ----------
Hazardous waste
management                $13,341,000    36.5%          $12,887,000     39.3%                  3.5%


Environmental
remediation                 8,108,000    22.2            10,125,000     30.9                 (19.9)


Environmental
engineering, air
testing and
consulting                 15,110,000    41.3             9,772,000     29.8                  54.6
                           ----------    ----            ----------     ----



Total                     $36,559,000   100.0%          $32,784,000    100.0%                 11.5%
                           ==========   ======          ===========    =====                  ====



     For the year ended December 31, 1995, net sales were $36,559,170, an 11.5 percent increase over 1994 sales of $32,784,213. The increase occurred primarily in the consulting group where two new offices were added in January, 1995. The new consulting offices in Congers, New York and Baltimore, Maryland generated over $5,000,000 in sales during 1995.

     In 1995, remediation sales declined $2,017,000 or 19.9 percent from the prior year. This decline is due to the continuing soft market for remediation services throughout the Northeastern United States.

     Selling, general, and administrative expenses: For the year ended December 31, 1995, selling, general, and administrative expenses were $12,298,330, a $2,486,034 or 25.3 percent increase over 1994. The Company's two new consulting offices had selling, general, and administrative expenses of $1,169,000 in 1995. In addition, the Company recorded several transactions of a non-recurrent nature:

     NES legal costs - In connection with the defense of an indictment against its wholly owned subsidiary, Northeast Environmental Services, Inc. ("NES") and NES' President, the Company has incurred expenses, primarily legal costs, of approximately $200,000.

     Write off of receivable - During 1995, the Company was informed that one of its customers had filed for Chapter 11 bankruptcy protection. Accordingly, the Company has charged to expense in the third quarter the entire account receivable from this customer which amounted to $644,126. The Company will use its best efforts to attempt to recover cash from the receivable; at this time however, the Company cannot determine how much, if anything, will be recovered.

     Interest expense - Interest expense rose $197,659 from $358,084 in 1994 to $555,743 in 1995. Approximately $65,000 of the increase was due to higher average interest rates during 1995. The remainder of the increase was due to higher average levels of borrowing during 1995. The Company invested $1,864,000 in fixed assets over the last two years, of which the largest investment was a $1,400,000 improvement to its New York TSD facility. Additional debt was assumed when acquiring these assets.

     Depreciation and amortization - During 1995, included in depreciation and amortization is the write off of approximately $216,000 of leasehold improvements on premises no longer utilized for operating purposes.

     Provision for income taxes - As a result of the Company's net loss for 1995, the Company recorded a benefit from income taxes for the year. The loss before provision for income taxes of $1,570,240 for the year ended December 31, 1995 can be partially carried back to prior years. The Company expects to receive a refund of approximately $285,000 when it files its 1995 Federal income tax return and application for refund in 1996.

     Net income (loss) - For the year ended December 31, 1995, the Company recorded a net loss of $982,240 ($.22 loss per share) compared to net income of $292,887 ($.07 income per share) for the year ended December 31, 1994. The Company's loss was partially due to $844,125 of expenses of a nonrecurrent nature. Secondarily, sales generated during the year were insufficient to offset increases in selling, general, and administrative expenses and increases in depreciation and amortization and interest expense.

Fiscal 1994 Versus Fiscal 1993:

     Net sales - For the year ended December 31, 1994, net sales were $32,784,213, a 38 percent increase over net sales of $23,766,311 in fiscal year 1993. Approximately half of the increase was due to the Company's 1994 acquisitions of two TSD facilities and four consulting and remediation offices. The other half was due to internal growth, driven by a successful integration of the operations of our multi-disciplined businesses and cross-marketing efforts.

     Information pertaining to sales growth in 1994 for cash of the Company's service segments.

     Air testing and monitoring - In 1994, revenues from air testing services increased $942,771, or 25 percent as compared to the prior year. The primary reason for the increase was orders for continuing emissions monitoring systems ("CEMS"). CEMS revenues for fiscal year 1994 were $1,250,896.

     Hazardous waste management - The newly acquired ENSA-IN and ENSA-MO TSD facilities generated $2,999,418 in hazardous waste revenues during the period April 1, 1994 to December 31, 1994. In addition, NES' sales rose $2,877,491, a 41 percent increase over fiscal year 1993, primarily because the facility secured or increased its business to several substantial customers.

     Environmental remediation - The decline in sales in the remediation sector was due to a soft market for remediation services in the New England region which was characterized by an environment of intense competition with low demand for services. In addition, in 1993 one remediation customer accounted for $1,862,075 of revenues; similar revenues were not experienced from any other customer in 1994.

     Environmental consulting - The midwestern consulting operation acquired in August, 1994 generated $1,585,531 in sales in the period August 12, 1994, to December 31, 1994. The remainder of the increase occurred in the Company's existing locations, and was due to the Company's successful cross selling efforts primarily in the Mid-Atlantic region.

     Cost of sales - As a percentage of sales, cost of sales rose from 61.3% of sales in fiscal year 1993 to 63.6% of sales in fiscal year 1994. The increase in the cost of sales was primarily attributable to the competitive marketplace which existed for environmental services.

     Gross profit on sales - The Company's gross profit on sales rose by $2,757,742 in fiscal year 1994 as compared to fiscal year 1993. As discussed above, the increase was attributable to higher sales which rose $9,017,902 in the same period.

     Selling, general, and administrative expenses - For the year ended December 31, 1994, selling, general, and administrative expenses were $9,812,296, an increase of $1,697,668 over fiscal year 1993. The increases were attributable to
(1) $1,569,049 in expenses from the 1994 acquisitions, and (2) additional sales and administrative staff in the Company.

     As a percentage of sales, selling, general and administrative expenses declined from 34.2 percent for the year ended 1993 to 29.9 percent for the year ended December 31, 1994.

     The Company's consolidated management and administrative structure allowed it to absorb increases in sales without incurring significant correlating increases in indirect expenses. In addition, the Company benefited from economies of scale as growth occurred.

     The Company was vigilant in its efforts to control indirect costs. During 1994, the Company utilized "pay reductions", temporary layoffs, hiring freezes, and other measures to control the costs of labor, its largest indirect expense.

     Depreciation and amortization expense - Compared to the previous year, in 1994, depreciation and amortization expense rose $390,157 to $1,311,502. Of the increase, $193,193 was attributable to depreciation and amortization of assets related to the new acquisitions. The remaining increase resulted from depreciation of new assets purchased by the Company.

     Net non-operating income - Net non-operating income was $67,766 during 1994, as a result of net gains realized on the sale of property, plant and equipment, including the sale of buildings previously housing the Company's headquarters and the sale of the Company's California air services operation.

     Interest expense- Interest expense rose $190,647 from $167,437 for fiscal year 1993 to $358,084 for 1994, a 114 percent increase. Interest expense increased as a result of (1) the acquisition of two TSD facilities in conjunction with which the Company assumed $1,237,154 in debt; and (2) capital equipment purchases and improvements by the Company. The most significant outlay by the Company was the $1,000,000 capital improvement to expand its New York TSD facility which was substantially completed in 1994.

     Net income - For the year ended December 31, 1994, the Company had net income of $292,887 ($.07 income per share) as compared to net income of $32,084 $.01 income per share) for the year ended December 31, 1993. The increase in net income was primarily attributable to the significant increase in sales in 1994.


Liquidity and Capital Resources:

     At December 31, 1995, the Company's current liabilities were $11,339,694, which amount exceeded current assets by $687,077. Current liabilities include $4,045,000 representing the entire balance on the Company's term loan and line of credit from its commercial bank. At December 31, 1994, $1,575,000 of the term loan was classified as long-term debt.

     The Company has a $5,000,000 credit facility with a commercial bank which it obtained in June, 1994. The credit, which included a term loan and line of credit, originally carried a maturity date of April 30, 1996. In consideration of the pending purchase of the Company by ERD Waste Corp. ("ERD"), the bank has extended the loan to the earlier of June 15, 1996 or the date that the Company is acquired by ERD.

     Accounts receivable at December 31, 1995 was $8,754,953, a decrease of 19.1 percent from December 31, 1994. The decline is due to a decrease in sales for the fourth quarter of 1995 as compared to 1994. Sales in the fourth quarter of 1995 were $8,637,000 versus sales of $10,176,000 in the fourth quarter of 1994. This factor along with intensified collection efforts by the Company, contributed to the decline in accounts receivable outstanding.

     To date, the Company has invested approximately $1,707,000 in the improvement of its NES TSD facility, $478,000 of which was spent in 1996 to complete the building improvements. Additionally, the Company may be required to invest approximately $425,000 in improvements at its TSD facilities in Indiana and Missouri.

     Concurrently with the execution of the Original Merger Agreement on January 25, 1996, ERD and the Company executed the Securities Purchase Agreement providing for a loan by ERD to the Company ("the Bridge Loan") of $500,000 and the issuance to ERD of 500,000 Shares (the "Escrow Shares") which have been placed in escrow. The Bridge Loan is due on December 31, 1996, together with interest at the prime rate, unless (a) the Company terminates the Merger Agreement for any reason other than a breach of the Merger Agreement by ERD, (b) there is a Change of Control Event (as defined), or (c) the Company commits an event of default under the Securities Purchase Agreement, in any of which cases the Bridge Loan and interest thereon will become immediately due and payable.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Financial information required in response to this Item of Form 10-K is set forth at pages F-1 through F-29 of this Report.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The executive officers and directors of the Company as of the date of this Report are as follows:

  Name                              Age            Position with the Company
  ----                              ---            -------------------------
  Jon Colin                         40             Director, President, Chief
                                                   Executive Officer and
                                                   Treasurer

  Joseph T. Jacobsen                38             Director, Executive Vice
                                                   President and Secretary

  Kathleen P. LeFevre               41             Chief Financial Officer

  Walter H. Barandiaran             43             Director

  Schneur Z. Genack                 57             Director

     All directors hold office until the next annual meeting of stockholders of the Company and until their successors have been elected and qualified. No director receives any compensation for his services in such capacity. Officers serve at the discretion of the Board of Directors. There are no family relationships among the directors and officers. All directors presently in office were elected on October 27, 1994.

     Jon Colin was named President and Chief Executive Officer of the Company in June 1990. Mr. Colin joined the Company in September 1987, and served , prior to June 1990, in various capacities including Executive Vice President, Secretary, Treasurer and Chief Financial Officer. Mr. Colin has a B.S. degree in Accounting from the University of Maryland.

     Joseph T. Jacobsen became Secretary of the Company in June 1990 and has been Executive Vice President of the Company since November 1989. In August 1994, Mr. Jacobsen was named President of ENSA Environmental, Inc., a wholly-owned subsidiary of the Company which owns and operates all consulting assets and activities of the Company. Mr. Jacobsen holds a Masters of Science degree from the School of Engineering of the University of Pittsburgh, a B.S. degree in Business from LaSalle University and a B.A. degree in Geology from Temple University.

     Kathleen P. LeFevre has been employed by the Company since March 1991, and was named Chief Financial Officer of the Company in July 1991. Prior to her association with the Company she was, from October 1989, Controller of Scott Environmental Technology, Inc. ("Scott"), Plumsteadville, Pennsylvania, a position she continued to hold, following the Company's acquisition of Scott, until July 1991. Ms. LeFevre is a certified public accountant; she graduated from LaSalle University in Philadelphia in 1978 and received an M.B.A. from that institution in 1990.

     Walter H. Barandiaran is a General Partner of The Argentum Group, a private merchant banking firm which provides venture capital and corporate financing to small and mid-sized growth companies, a position held since November 1987. Through affiliates of The Argentum Group, Mr. Barandiaran is also a general partner of Argentum Capital Partners, L.P., a licensed Small Business Investment Company, and of Environmental Private Equity Fund II, L.P. a $73 million venture capital fund dedicated to investment in environmental companies. Mr. Barandiaran holds a B.A. from Baruch College, C.U.N.Y., and attended the New York University Graduate School of Business Administration. He is a director of U.S. Tire Recycling Corporation, Conner Industries, Inc., and Lanxide Precision, Inc., all privately held companies.

     Schneur Z. Genack has been a General Partner of Felsen & Genack Associates ("F & G Associates"), a partnership engaged in investment banking, since 1984. Through F & G Associates, Mr. Genack owns general and limited partnership interests in the Environmental Venture Fund, L.P., a private venture capital fund which invests in environmental companies, since 1987. Mr. Genack is a director of two privately held companies, Pyrotite Incorporated, a company specializing in fire retardant coating and architectural panels, and EnviroGuard Incorporated, which is engaged in recycling and treatment of industrial wastes and New Options on Waste, a construction and demolition debris recycling company. Mr. Genack graduated from Yeshiva University in 1960, and New York University School of Law in 1963. He has been a member of the New York bar since 1963.

     To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the two fiscal years ended December 31, 1994, all
Section 16(a) filing requirements applicable to its officers, directors and greater-than-ten-percent beneficial owners were complied with.

ITEM 11 - EXECUTIVE COMPENSATION.

 (a)  Summary Compensation Table

     The following table sets forth the cash compensation paid to the Company's chief executive officer and to each other executive officer whose aggregate remuneration exceeded $100,000 for services rendered to the Company for the fiscal years ended December 31, 1995, 1994, and 1993:

                           SUMMARY COMPENSATION TABLE

                                                                                   Long Term Compensation
                                                                                   ----------------------

                           Annual Compensation                                  Awards                 Payouts
- -----------------------------------------------------------------------------------------------------------------------------------
 (a)                     (b)      (c)         (d)        (e)           (f)               (g)             (h)            (i)

                                                         Other
 Name                                                    Annual         Restricted        Securities                     All Other
 and                                                     Compen-        Stock             Underlying      LTIP           Compen-
 Principal                                               sation (1)     Award(s)          Options/        Payout         sation (2)
 Position                Year      Salary($)   Bonus($)  ($)            ($)               SARs (#)        ($)            ($)

- -----------------------------------------------------------------------------------------------------------------------------------

Jon Colin                1995      $150,500       --      $9,000          $ --                --            --            $   --
President & Chief        1994      $157,910       --      $9,700            --                --            --            $   --
Executive Officer        1993      $139,050       --      $9,700                           65,000(3)                      $ 1,746

Joseph T. Jacobsen       1995      $112,310       --      $7,600            --                --            --            $   --
Executive Vice           1994      $104,400       --      $6,600            --                --            --            $   --
President &              1993      $102,207       --      $6,600            --             50,000(3)        --            $ 1,466
  Secretary

(1)  Use of or reimbursement for the costs of automobiles.

(2)  Employer matching contribution pursuant to the Company's Salary Savings
     Plan.

(3) Options granted to Mssrs. Colin and Jacobsen in June, 1993 at an exercise price of $2.00 per share; simultaneously an equal number of options with an exercise price of $3.25 per share, previously held by Mssrs. Colin and Jacobsen were cancelled.

     In addition, in August, 1994, the Company secured whole life policies for
(i) Jon Colin in the amount of $400,000 and (ii) Joseph T. Jacobsen in the amount of $200,000. Annual premiums for Mr. Colin's policy are $5,483; annual premiums for Mr. Jacobsen's policy are $2,692.

     In January 1996, the Board of Directors agreed that the insurance policies would be assigned to Mr. Colin and Mr. Jacobsen. In consideration of the assignment, and the agreement of the Company to pay the premiums on the policies for one year (which amounts to approximately $10,000), Mr. Colin and Mr. Jacobsen agreed to forego irrevocably their 1996 salary deferrals.

(b)  Options/SAR Grants

                  There were no options or SAR grants in 1995.

(c)  Aggregated Option/SAR Exercises and Fiscal Year-End
     Option/SAR Value

     During 1995, no executive officer of the Company exercised any options. The following table indicates the options outstanding and unexercised as of December 31, 1995:



                  AGGREGATED OPTIONS/SAR EXERCISES IN 1995 AND
                     OPTIONS/SAR VALUES AS OF DECEMBER, 1995


(a)                                (b)                        (c)                     (d)                       (e)

                                                                                                              Value of
                                                                                  Number of                 Unexercised
                                                                                 Unexercised               In-the-Money
                                                                                 Options/SARs              Options/SARs
                                                                                 at FY-End (#)            at FY-END ($)(1)
                             Shares Acquired                Value                Exercisable/              Exercisable/
Name                         on Exercise (#)             Realized ($)           Unexercisable             Unexercisable
- --------------------------------------------------------------------------------------------------------------------------------

Jon Colin                          - -                        - -                    65,000                     - -
                                                                                  exercisable               exercisable

Joseph T.                          - -                        - -                    50,000                     - -
Jacobsen                                                                          exercisable               exercisable



(1)  Based upon market closing price of $1 1/2 per share.


(d)  Long-Term Incentive Plan Awards

     None.

(e)  Defined Benefit or Actual Plan Disclosure

     None.

(f)  Compensation of Directors

     During the fiscal year ended December 31, 1995, no director of the Company received any compensation for his services in such capacity. Outside directors are reimbursed for expenses incurred by them in connection with their activities on behalf of the Company.

(g) Employment Contracts and Termination of Employment and Change-in-Control Arrangements

     Mr. Colin is employed as President and Chief Executive Officer of the Company under a written employment agreement that has a "rolling" three year term, i.e. a three year employment term is extended automatically for one year on each anniversary date of the agreement, subject to termination by Mr. Colin or the Company. Upon termination of his employment, Mr. Colin is entitled to severance compensation from the Company equal to $400,000 if the termination is made other than for cause by the Company or by Mr. Colin without cause. Mr. Colin's base salary (presently $160,000) is subject to annual cost of living adjustments beginning in 1995, and a 10% increase in base salary (a) if the Company appoints another person as Chief Executive Officer of the Company, (b) upon completion by the Company of an acquisition or series of acquisitions which increases the Company's revenues by 30% or more, or (c) upon the acquisition of the company by another entity unless Mr. Colin becomes President and Chief Executive Officer of the acquiring entity immediately following the acquisition.

     Mr. Jacobsen is employed as Executive Vice President of the Company and as President and Chief Executive Officer of ENSA-ENV under a written employment contract expiring on December 31, 1996. Mr. Jacobsen's employment thereunder shall be extended for one additional year if, no later than ninety days prior to the expiration of the then current term, Mr. Jacobsen gives the Company written notice of his election to so extend the term, unless the Company, within 30 days from Mr. Jacobsen's giving of such notice, notifies Mr. Jacobsen that it elects not to extend such term. Mr. Jacobsen's base salary (presently $106,000) is subject to annual cost of living adjustments beginning in 1995.

     If the ERD Acquisition is completed, Messrs. Colin and Jacobsen will remain employed by the Company, Mr. Colin as Executive Vice President and Mr. Jacobsen as President of the Company's consulting operations.

(h)  Compensation Committee Interlocks and Insider Participation

     There were no changes to executive compensation in fiscal year 1995.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

     As described in response to Item 1(a) above, ERD Waste Corp. and its wholly-owned subsidiary have made a tender offer to acquire all of the Company's outstanding Common Stock at a price of $1.66 per share, and have entered into an Agreement to acquire substantially all of the Company's outstanding Preferred Stock. The Company's Board of Directors has recommended to its stockholders that the offer be accepted.

     The following table sets forth information as of March 29, 1996 with respect to the beneficial ownership of the Company's securities by officers and directors of the Company, individually and as a group, and all holders of more than 5% of the shares of any class of the Company's Voting Securities. Calculations are based on 4,306,722 shares of Common Stock outstanding. Unless otherwise indicated, all shares are beneficially owned and sole investment and voting power is held by the beneficial owners indicated.


                                     Amount Beneficially Owned                      Percentage of Class
                                     -------------------------                      -------------------
Name and Address                   Series        Series          Common             Series      Series      Common
of Beneficial Owner               B Pfd (1)     C Pfd (2)       Stock (3)          B Pfd       C Pfd       Stock(3)
- -------------------------------------------------------------------------------------------------------------------------


ERD Waste Corp.                 - 0 -            - 0 -           500,000           - 0 -        - 0 -        11.6%
356 Veterans Memorial Hwy,
Commack, NY

Environmental                   5,222.22         1,000           760,112 (4)        50.9%       31.3%        16.5%
Venture Fund, L.P.
c/o First Analysis
  Corporation
230 S. Wacker Drive
Chicago, IL  60606

Argentum Capital                2,700            2,200           334,750 (5)        26.3%       68.7%         7.4%
Partners, L.P.
The Chrysler Bldg.
405 Lexington Ave.
New York, NY  10174

Kennedy Capital                 - 0 -            - 0 -           265,600            - 0 -       - 0 -         6.2%
Management Inc.
425 N. New Ballas Road
St. Louis, MO  63141



Officers & Directors

Jon Colin                       - 0 -            - 0 -           341,860(6)         - 0 -       - 0 -         7.8%
937 E. Hazelwood Avenue
Building 2
Rahway, NJ  07065

Joseph T. Jacobsen              - 0 -            - 0 -           172,064(7)         - 0 -       - 0 -         3.9%
6205 Rte. 611 North
P.O. Box 369
Plumsteadville, PA 18949

Walter H.                       277.78           - 0 -           56,642(8)           2.7%       - 0 -         1.3%
Barandiaran
The Chrysler Bldg.
405 Lexington Ave.
New York, NY 10174



                                     Amount Beneficially Owned                      Percentage of Class
                                     -------------------------                      -------------------
Name and Address                 Series        Series          Common             Series      Series      Common
of Beneficial Owner              B Pfd (1)     C Pfd (2)       Stock (3)          B Pfd       C Pfd       Stock(3)
- -------------------------------------------------------------------------------------------------------------------------


Schneur Z. Genack               -0-            -0-              3,750(9)          -0-          -0-         0.09%
123 Grove Avenue
Cedarhurst, NY  11516

Kathleen P. LeFevre             -0-            -0-             15,807(10)         -0-          -0-          0.4%
937 E. Hazelwood Avenue
Building 2
Rahway, NJ  07065

Officers and                    277.78         -0-            590,123            2.7%          -0-         13.3%
Directors as a
Group (5 Persons)

- ------------------

(1) Of the 10,257.78 shares of Series B Preferred outstanding, 544.45 shares are convertible into Common Stock on the basis of 36.67 shares of Common Stock per share of Series B Preferred, and 9,713.33 shares of Series B Preferred (94.7% of the total outstanding) are convertible into Common Stock on the basis of 45.83 shares of Common Stock per share of Series B Preferred. The differences in conversion ratios of Series B Preferred result from adjustments made in connection with a solicitation by the Company in June 1990 of early exercise of outstanding Common Stock Purchase Warrants.

(2) Holders of outstanding Series C Preferred are entitled to 55 votes per share on all matters. Shares of Series C Preferred are convertible at any time into 55 shares of Common Stock.

(3) In computing the number of shares and the percentage of outstanding Common Stock "beneficially owned" by a person who owns shares of Series B Preferred, Series C Preferred or currently exercisable options or warrants, the shares issuable upon exercise of such rights to acquire Common Stock owned by such person, but no other persons, are deemed to be outstanding. Does not include 28,600 shares of record by the Environmental Services of America, Inc. Salary Savings Plan (the "401(K) Plan"), except that ownership has been allocated to a participant's individual account as disclosed below.

(4) Includes 239,351 shares issuable upon conversion of Series B Preferred and 55,000 shares issuable upon conversion of Series C Preferred. Environmental Venture Fund, L.P. ("EVF") is a venture capital partnership whose sole general partner is a partnership controlled by First Analysis Corporation, Felsen & Genack Associates, William D. Ruckelshaus Associates and Robertson, Stephens & Company. Schneur Z. Genack, a director of the Company, is a principal of Felsen & Genack Associates and also holds a limited partnership interest in EVF. See footnote (9) below.

(5) Includes 123,750 shares issuable upon conversion of Series B Preferred and 121,000 shares issuable upon conversion of Series C Preferred. Argentum Capital Partners, L.P., is a small business investment company. Its general partner is BR Associates, Inc., a corporation of which Walter Barandiaran, a director of the Company, is president and a principal stockholder. In addition, The Argentum Group ("Argentum Group") is a special limited partner of Argentum Capital Partners, and Mr. Barandiaran may be deemed to be an indirect general partner of Argentum Group. Argentum Group and Mr. Barandiaran disclaim beneficial ownership of shares of the Company owned by Argentum Capital Partners except to the extent of their proportionate interest in such partnership.

(6) Includes (i) 115,600 shares of Common Stock, (ii) 1,260 shares of Common Stock owned by the ENSA 401(K) Plan, of which Mr. Colin is a Trustee, and allocated to Mr. Colin's account, and (iii) 160,000 shares of common stock owned by Mr. Colin's four sons (40,000 shares each), and (iv) a presently-exercisable option issued pursuant to the Company's 1990 Performance Incentive Stock Option Plan (the "1990 Plan") to acquire an additional 65,000 shares of Common Stock exercisable at a price of $2.00 per share. Does not include shares in the name of the ENSA 401(K) Plan which Mr. Colin, as a Trustee, may have the right to vote under certain circumstances, but which are allocated to accounts of other beneficiaries.

(7) Includes (i) 121,000 shares of Common Stock (ii) 1,064 shares of Common Stock owned by the ENSA 401(K) Plan, of which Mr. Jacobsen is a Trustee, and allocated to Mr. Jacobsen's account and (iii) a presently-exercisable option issued pursuant to the Company's 1990 Plan to acquire an additional 50,000 shares of Common Stock exercisable at a price of $2.00 per share. Does not include shares in the name of the ENSA 401(K) Plan which Mr. Jacobsen, as a Trustee, may have the right to vote under certain circumstances, except to the extent of Mr. Jacobsen's allocation indicated above.

(8) Includes (i) 5,000 shares held in Mr. Barandiaran's individual retirement account, (ii) 5,000 shares held in the individual retirement account of Mr. Barandiaran's wife, and (iii) 10,184 shares issuable upon conversion of Series B Preferred. Does not include (i) 90,000 shares of Common Stock,
     (ii) 123,750 shares of Common Stock issuable upon conversion of Series B Preferred or (iii) 121,000 shares of Common Stock issuable upon conversion of Series C Preferred owned by Argentum Capital Partners. See footnote (5) above. Mr. Barandiaran disclaims beneficial ownership of the shares owned by Argentum Capital Partners or Argentum Group, except to the extent of his proportionate interest in those entities.

(9) Includes (i) 2,100 shares of Common Stock owned of record by Mr. Genack's wife. Does not include the following shares owned by the Environmental Venture Fund, L.P. (see footnote (4) above): (i) 465,761 shares of Common Stock, (ii) 239,351 shares issuable upon conversion of Series B Preferred and (iii) 55,000 shares issuable upon conversion of Series C Preferred. Mr. Genack disclaims beneficial ownership of the shares owned by the Environmental Venture Fund, L.P. except to the extent of his proportionate interest therein.

(10) Includes (i) 5,200 shares of Common Stock owned jointly by Ms. LeFevre with her husband, (ii) 607 shares of common stock owned by the ENSA 401(K) Plan and allocated to Ms. LeFevre's account and (iii) a presently-exercisable option issued pursuant to the Company's 1990 Plan to acquire an additional 10,000 shares of Common Stock, exercisable at a price of $3.00 per share.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

(a)  Transactions with Management and Others:

     In January, 1996, the Company agreed to pay The Argentum Group a $100,000 investment banking fee for services rendered in connection with the proposed acquisition of the Company by ERD Waste Corp., contingent upon completion of that acquisition. Walter H. Barandiaran, a director of the Company, is a General Partner of The Argentum Group. The Company believes that the terms of this transaction are favorable to the Company as would have been obtained by the Company in arms-length negotiation with non-affiliated entities.

(b)  Certain Business Relationships:

     None.

(c)  Indebtedness of Management:

     None.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K.

(A)  (1)  AND  (2)  Financial Statements and Schedules:

Independent Auditors' Report                                                               F-3

Consolidated Balance Sheets -
        December 31, 1995 and 1994                                                  F-4 to F-5

Consolidated Statements of Operations - for the
        years ended December 31, 1995, 1994  and 1993                                      F-6

Consolidated Statements of Stockholders' Equity -
        for the years ended December 31, 1995, 1994 and 1993                        F-7 to F-9

Consolidated Statements of Cash Flows - for the
        years ended December 31, 1995,  1994 and 1993                             F-10 to F-13

Notes to Consolidated Financial Statements                                        F-14 to F-23

Accountants' Reports on Financial Statement Schedules                                     F-24

Schedules for the years ended December 31, 1995, 1994 and 1993:

        V         - Property, Plant and Equipment                                         F-25

        VI        - Accumulated Depreciation, Depletion and
                    Amortization of Property, Plant and Equipment                         F-26

        VIII      - Valuation and Qualifying Accounts and Reserves                        F-27

        IX        - Short Term Borrowings                                                 F-28

        X         - Supplementary Income Statement Information                            F-29


(A)  (3)   Exhibits:

S.E.C.           Exhibit
Ref. No.          Number           Title of Document                            Location
- --------          ------           ------------------                           ---------
3                 3.01             Restated Certificate of                      Incorporated by reference
                                   Incorporation                                to Registrant's Current
                                                                                Report on Form 8-K filed
                                                                                on June 20, 1988.

3                 3.02             Bylaws                                       Incorporated by reference to
                                                                                Registrant's Current Report
                                                                                on Form 8-K filed on June 20, 1988.

3                 3.03             Amendment to Certificate                     Incorporated by reference to
                                   of Incorporation                             Registrant's Annual Report on Form
                                                                                10-K for the year ended December 31,
                                                                                1990.

4                 4.01             Form of Common Stock                         Incorporated by reference to
                                   Certificate                                  Registrant's Annual Report on Form
                                                                                10-K for the year ended December
                                                                                31, 1990.

4                 4.02             Certificate of Designation                   Incorporated by reference to
                                   of Series B Preferred Stock                  Registrant's Current Report on
                                                                                Form 8-K filed on June 28, 1990.

4                 4.03             Certificate of Amendment to                  Incorporated by reference
                                   Certificate of Designation,                  to Registrant's Current
                                   Preferences and Other Rights                 Report on Form 8-K filed
                                   and Qualifications of Series B               on July 8, 1994 (as Exhibit
                                   Preferred Stock of Environmental             No. 3.01).
                                   Services of America, Inc.

4                 4.04             Certificate of Designation                   Incorporated by reference to
                                   of Series C Preferred Stock.                 Registrant's Current Report
                                                                                on Form 8-K filed on April
                                                                                15, 1994 (as Exhibit No. 4.03).

4                 4.05             Certificate of Amendment to                  Incorporated by reference to
                                   Certificate of Designation,                  Registrant's Current Report
                                   Preferences and Other Rights                 on Form 8-K filed on July
                                   and Qualifications of Series C               8, 1994 (as Exhibit No. 3.02).
                                   Preferred Stock of Environmental
                                   Services of America, Inc.

4                 4.06             Series C Preferred Stock                     Incorporated by reference to
                                   Subscription Agreement dated                 Registrant's Current Report
                                   April 4, 1994, by Environmental              on Form 8-K filed on April
                                   Venture Fund, L.P.                           15, 1994 (as Exhibit No. 4.01).






4                 4.07             Series C Preferred Stock                     Incorporated by reference to
                                   Subscription Agreement dated                 Registrant's  Current Report
                                   April 4, 1994, by Argentum                   on Form 8-K filed on April
                                   Capital Partner, L.P.                        15, 1994 (as Exhibit No. 4.02)

10                10.01            1990 Performance Incentive                   Incorporated by reference to
                                   Stock Option Plan                            Registrant's Annual Report on
                                                                                Form 10-K for the year
                                                                                ended December 31, 1990.

10                10.02            Warrant Agreement dated                      Incorporated by reference to
                                   December 1, 1989 between                     Registrant's Current Report on
                                   the Company and the lenders                  Form 8-K filed on December 15,
                                                                                1989.

10                10.03            Registration Rights Agreement                Incorporated by reference to
                                   dated December 1, 1989 between               Registrant's Current Report on
                                   the Company and the lenders                  Form 8-K filed on December 31,
                                                                                1989.

10                10.04            Series B Preferred Stock Purchase            Incorporated by reference to
                                   Agreement dated June 14, 1990                Registrant's Current Report on
                                                                                Form 8-K filed on June 28, 1990.

10                10.05            Warrant Agreement dated June 14,             Incorporated by reference to
                                   1990                                         Registrant's Current Report on
                                                                                Form 8-K filed on June 28, 1990.

10                10.06            Amendment No. 1 to Registration              Incorporated by reference to
                                   Rights Agreement dated June 14,              Registrant's Current Report on
                                   1990                                         Form 8-K filed on June 28, 1990.

10                10.07            Employment Agreement between the             Incorporated by reference to
                                   Registrant and Jon Colin dated               Registrant's Annual Report on
                                   January 1, 1994                              Form 10-K for the year ended
                                                                                December 31, 1994.

10                10.08            Employment Agreement between the             Incorporated by reference to
                                   Registrant and Joseph T. Jacobsen            Registrant's Annual Report on
                                   dated January 1, 1994                        Form 10-K for the year ended
                                                                                December 31, 1994.

10                10.09            Loan and Security Agreement                  Incorporated by reference to
                                   dated June 23, 1994, by and                  Registrant's Current Report
                                   among Registrant and its                     on Form 8-K filed on July 8,
                                   subsidiaries and United Jersey               1994.
                                   Bank.







10                10.10            Indenture of Lease and First                 Incorporated by reference to
                                   Addendum to Indenture dated                  Registrant's Annual Report on
                                   July 1, 1994 by and between                  Form 10-K for the year ended
                                   Rahway Industrial Associates                 December 31, 1994.
                                   and ENSI, Inc. relating to the
                                   lease of Registrant's Principal
                                   Executive Offices.

10                10.11            Offer to Purchase, dated April 4,            Incorporated by reference to
                                   1996.                                        Schedule 14D-1 dated and filed
                                                                                April 4, 1996, by ERD Waste
                                                                                Corp. and ENSA Acquisition Corp.
                                                                                (as Exhibit (a)(1)).

10                10.12            Amended and Restated Agreement               Incorporated by reference to
                                   Plan of Merger, dated April 3, 1996,         Schedule 14D-1 dated and filed
                                   among ENSA Acquisition Corp.,                April 4, 1996 by ERD Waste
                                   ERD Waste Corp. and the                      Corp. and ENSA Acquisition
                                   Registrant.                                  Corp. (as Exhibit (c)(1)).

10                10.13           Stock Purchase Agreement, dated              Incorporated by reference to
                                   April 3, 1996, among ERD Waste               Schedule 14D-1 dated and filed
                                   Corp., Argentum Capital Partners,            April 4, 1996, by ERD Waste
                                   L.P., Environmental Venture Fund             Corp and ENSA Acquisition Corp.
                                   Fund, L.P. and those holders of              (as Exhibit (c)(3)).
                                   Series B Preferred Stock of the
                                   Registrant listed on Schedule 1
                                   thereto who executed such
                                   schedule.

10                10.14            Form of Colin Employment                     Incorporated by reference to
                                   Agreement, to be entered into                Schedule 14D-1 dated and filed
                                   between ENSA Acquisition Corp.               April 4, 1996 by ERD Waste
                                   and Jon Colin.                               Corp. and ENSA Acquisition Corp.
                                                                                (as Exhibit (c)(4)).

10                10.15            Form of Jacobsen Employment                  Incorporated by reference
                                   Agreement to be entered into                 to Schedule 14D-1 dated filed
                                   between ENSA Acquisition Corp.               April 4, 1996, by ERD Waste
                                   and Joseph Jacobsen.                         Corp. and ENSA Acquisition Corp.
                                                                                (as Exhibit (c)(5)).

20                21.1             Subsidiaries of the Registrant               Exhibit 21.1

                  27               Financial Data Schedule                      Exhibit 27


Reports on Form 8-K.

                  No reports on Form 8-K were filed by the Company in the last quarter of fiscal year 1995.

                     ENVIRONMENTAL SERVICES OF AMERICA, INC.

                                AND SUBSIDIARIES


                                    FORM 10-K


                        CONSOLIDATED FINANCIAL STATEMENTS


                               FORM 10-K - ITEM 14

                     ENVIRONMENTAL SERVICES OF AMERICA, INC.

                                AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS




                                                                                                     PAGE NO.
                                                                                                     --------

Index to Financial Statements                                                                            F-2

Independent Auditors' Report                                                                             F-3

Consolidated Balance Sheets - December 31, 1995
      and 1994                                                                                       F-4 - F-5

Consolidated Statements of Operations -
      for the Years Ended December 31, 1995,
      1994, and 1993                                                                                     F-6

Consolidated Statements of Stockholders'
      Equity - for the Years Ended December 31, 1995,
      1994 and 1993                                                                                  F-7 -  F-9

Consolidated Statements of Cash Flows - for the
      Years Ended December 31, 1995, 1994 and 1993                                                   F-10 - F-13

Notes to Consolidated Financial Statements                                                           F-14 - F-23

Accountants' Report on Financial Statement
      Schedules                                                                                          F-24

Schedules for the Years Ended December 31, 1995, 1994 and 1993:

      V        -    Property, Plant and Equipment                                                        F-25

      VI       -    Accumulated Depreciation, Depletion and
                    Amortization of Property, Plant and
                    Equipment                                                                            F-26

      VIII     -    Valuation and Qualifying Accounts and
                    Reserves                                                                             F-27

      IX       -    Short Term Borrowings                                                                F-28

      X        -    Supplementary Income Statement Information                                           F-29


                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
  and Stockholders
Environmental Services of America, Inc.
Rahway, New Jersey

        We have audited the accompanying consolidated balance sheets of Environmental Services of America, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Environmental Services of America, Inc. and subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.


                                                COOPER, SELVIN & STRASSBERG LLP
                                                CERTIFIED PUBLIC ACCOUNTANTS


Great Neck, New York
March 30, 1996, except as to
 Note 10(c), the date of
 which is April 4, 1996

                     ENVIRONMENTAL SERVICES OF AMERICA, INC.

                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                     ------

                                                                                                 DECEMBER 31,
                                                                                                 ------------
                                                                                         1995                    1994
                                                                                         ----                    ----
CURRENT ASSETS:
   Cash and cash equivalents                                                        $    661,192            $    600,272
   Accounts receivable, net of
      allowance for doubtful accounts
      of $447,605 and $469,605,
      respectively (Notes 4 and 5)                                                     8,754,953              10,821,411
   Prepaid expenses and deposits                                                         647,626                 771,666
   Prepaid and refundable income taxes                                                   370,286                   -
   Other current assets                                                                  218,560                 348,024
                                                                                     -----------             -----------

           Total Current Assets                                                       10,652,617              12,541,373
                                                                                     -----------             -----------

PROPERTY AND EQUIPMENT, net of
   accumulated depreciation and
      amortization (Notes 3 and 5)                                                     6,950,870               7,319,713
                                                                                     -----------             -----------

GOODWILL, net of accumulated
   amortization of $288,303 and
      $232,818, respectively                                                           1,500,234               1,555,719
                                                                                     -----------             -----------

OTHER ASSETS:
   Deferred permit costs                                                                 233,225                 290,809
   Customer list                                                                         111,638                 151,838
   Deferred income taxes (Note 8)                                                        425,900                  90,900
   Other                                                                                 277,987                 362,766
                                                                                     -----------             -----------

           Total Other Assets                                                          1,048,750                 896,313
                                                                                     -----------             -----------

                                                                                    $ 20,152,471            $ 22,313,118
                                                                                     ===========             ===========

                See Notes to Consolidated Financial Statements.

                     ENVIRONMENTAL SERVICES OF AMERICA, INC.

                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                                 DECEMBER 31,
                                                                                                 ------------
                                                                                         1995                    1994
                                                                                         ----                    ----
CURRENT LIABILITIES:
   Current portion of long-term
      debt (Note 5)                                                                 $  2,089,290            $  1,148,149
   Notes payable - bank (Note 4)                                                       2,470,000               1,650,000
   Accounts payable and accrued expenses                                               6,754,497               8,127,843
   Income taxes payable                                                                   25,907                 140,909
                                                                                     -----------             -----------

           Total Current Liabilities                                                  11,339,694              11,066,901
                                                                                     -----------             -----------

LONG-TERM DEBT, less current
   portion (Note 5)                                                                    1,004,058               2,459,052
                                                                                     -----------             -----------
OTHER LONG-TERM LIABILITIES                                                              273,000                 273,000
                                                                                     -----------             -----------

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY (Notes 2, 6, and 7):
   Preferred stock, $.01 par value -
      authorized 2,000,000 shares:
      "Series B" - 10,258 shares
       issued and outstanding                                                                103                     103
      "Series C" - 3,200 shares
       issued and outstanding                                                                 32                      32
   Common stock, $.02 par value -
      authorized 10,000,000 shares, issued
      and outstanding 3,806,722 and
      3,801,722 shares, respectively                                                      76,135                  76,035
   Paid-in capital in excess of par                                                    5,828,079               5,819,579
   Retained earnings                                                                   1,631,370               2,618,416
                                                                                     -----------             -----------

            Total Stockholders' Equity                                                 7,535,719               8,514,165
                                                                                     -----------             -----------

                                                                                    $ 20,152,471            $ 22,313,118
                                                                                     ===========             ===========

                See Notes to Consolidated Financial Statements.

                     ENVIRONMENTAL SERVICES OF AMERICA, INC.

                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                               FOR THE YEARS ENDED



                                                                                      DECEMBER 31,
                                                                                      ------------
                                                                  1995                   1994                   1993
                                                                  ----                   ----                   ----
Net sales                                                     $ 36,559,170           $ 32,784,213           $ 23,766,311
Cost of sales                                                   23,571,670             20,839,810             14,579,650
                                                               -----------            -----------            -----------
Gross profit on sales                                           12,987,500             11,944,403              9,186,661
                                                               -----------            -----------            -----------
Selling, general and admini-
   strative expenses                                            12,298,330              9,812,296              8,114,628
Depreciation and amortization                                    1,777,443              1,311,502                921,345
                                                               -----------            -----------            -----------
                                                                14,075,773             11,123,798              9,035,973
                                                               -----------            -----------            -----------
Income (loss) from operations                                  ( 1,088,273)               820,605                150,688
                                                               -----------            -----------            -----------
Other income (expenses):
   Non-operating income                                             73,776                 67,766                103,333
   Interest expense                                            (   555,743)           (   358,084)           (   167,437)
                                                               -----------            -----------            -----------
                                                               (   481,967)           (   290,318)           (    64,104)
                                                               -----------            -----------            ------------
Income (loss) before
   provision for income taxes                                  ( 1,570,240)               530,287                 86,584
Provision (benefit) for
   income taxes (Note 8)                                       (   588,000)               237,400                 54,500
                                                               -----------            -----------            -----------
Net income (loss)                                             $(   982,240)          $    292,887           $     32,084
                                                               ===========            ===========            ===========
Earnings (loss)
   per common share:                                          $(       .22)          $        .07           $        .01
                                                               ===========            ===========            ===========
Weighted average number of
   common shares and equiv-
   alent shares outstanding                                      4,446,811              4,312,465              3,963,601
                                                               ===========            ===========            ===========

                See Notes to Consolidated Financial Statements.

                     ENVIRONMENTAL SERVICES OF AMERICA, INC.

                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                      Common Stock          Preferred Stock          Treasury Stock
                                      ------------          ---------------          --------------         Paid in
                                  Number                   Number                  Number                 Capital in    Retained
                                of Shares     Amount     of Shares      Amount   of Shares      Amount   Excess of Par  Earnings
                                ---------     ------     ---------      ------   ---------      ------   -------------  --------
Balance - January 1,  1993       3,031,411   $ 60,629       14,952     $  150     (35,000)   $  (66,729)   $5,121,852  $ 2,309,768

Issuance of common
  stock in connection with
  acquisitions                      15,000        300         -             -        -           -             22,200        -

Cancellation of shares
  previously issued in
  connection with acquisi-
  tion of TRI-S, Inc.              (46,425)      (929)        -             -        -           -            (91,921)        -

Redemption of preferred
  and common stock                  (8,682)      (174)        (552)        (6)       -           -           (107,013)        -

Dividends - preferred stock          -          -             -             -        -           -              -           (9,194)

Net income - year ended
  December 31, 1993                  -            -           -             -        -           -               -          32,084
                                 ---------   --------       ------     ------     -------    ----------    ----------  -----------
                                 2,991,304    $59,826       14,400       $144     (35,000)     $(66,729)   $4,945,118   $2,332,658
                                 =========   ========       ======     ======     =======    ==========    ==========  ===========





                 See Notes to Consolidated Financial Statements.

                     ENVIRONMENTAL SERVICES OF AMERICA, INC.

                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                      Common Stock           Preferred Stock          Treasury Stock
                                      ------------           ---------------          --------------       Paid in
                                  Number                   Number                  Number                 Capital in    Retained
                                of Shares     Amount     of Shares      Amount   of Shares      Amount   Excess of Par  Earnings
                                ---------     ------     ---------      ------   ---------      ------   -------------  --------
Balance - January 1,  1994       2,991,304   $ 59,826    14,400        $  144    (35,000)    $  (66,729)  $4,945,118   $ 2,332,658

Issuance of common stock
  in connection
  with acquisitions                312,500      6,250      -              -        -             -           574,375          -

Issuance of preferred stock          -          -         3,200            32      -             -           319,968          -

Cancellation of shares
  previously issued in
  connection with asset
  acquisition                      (15,000)      (300)     -              -        -             -           (22,200)         -

Retirement of treasury stock       (35,000)      (700)     -              -      35,000         66,729       (66,029)         -

Conversion of preferred stock      452,543      9,051    (4,142)          (41)     -             -            (9,010)         -

Exercise of warrants                91,875      1,838      -              -        -             -            70,037          -

Dividends - preferred stock          -            -        -              -        -             -              -          (7,129)

Other                                3,500         70      -              -        -             -             7,320          -

Net income - year ended
  December 31, 1994                  -            -        -              -        -             -              -         292,887
                                 ---------   --------    ------        ------    -------     ----------  -----------   ----------

                                 3,801,722    $76,035    13,458          $135       -       $    -        $5,819,579   $2,618,416
                                 =========   ========    ======        ======    =======     ==========  ===========  ===========


                 See Notes to Consolidated Financial Statements.

                     ENVIRONMENTAL SERVICES OF AMERICA, INC.

                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                      Common Stock          Preferred Stock          Treasury Stock
                                      ------------          ---------------          --------------         Paid in
                                 Number                   Number                  Number                  Capital in    Retained
                                of Shares     Amount     of Shares      Amount   of Shares     Amount    Excess of Par  Earnings
                                ---------     ------     ---------      ------   ---------     ------    -------------  --------
Balance - January 1,  1995       3,801,722   $ 76,035      13,458      $  135        -         $     -   $5,819,579     $ 2,618,416


Issuance of common
  stock in connection
  with consulting services           5,000        100        -              -         -              -        8,500           -


Dividends - preferred stock          -          -            -              -         -              -        -              (4,806)


Net (loss) - year ended
  December 31, 1995                  -            -          -              -         -              -        -          (  982,240)
                                 ---------   --------    --------      ------    ---------    ---------  ----------      ----------


                                 3,806,722    $76,135      13,458        $135         -        $   -     $5,828,079      $1,631,370
                                 =========   ========    ========      ======    =========    =========  ==========      ==========




                 See Notes to Consolidated Financial Statements.

                     ENVIRONMENTAL SERVICES OF AMERICA, INC.

                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                               FOR THE YEARS ENDED

                                                                                            DECEMBER 31,
                                                                                            ------------
                                                                            1995                1994               1993
                                                                            ----                ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                    $(  982,240)        $   292,887        $    32,084
   Adjustments to reconcile net income
      (loss) to net cash provided by
      operating activities:
         Depreciation and amortization                                    1,777,443           1,311,502            921,345
         Deferred income taxes                                           (  335,000)         (   90,900)             -
         Decrease (Increase) in accounts
                receivable                                                2,066,458          (1,555,696)        (2,089,934)
            Decrease (Increase) in prepaid
            expenses and deposits                                           124,040            (252,404)            38,743
         (Increase) in prepaid and refundable
            income taxes                                                 (  370,286)              -                  -
         Decrease (Increase)in other
            current assets                                                  129,464             414,837         (  770,132)
         (Decrease) Increase in accounts
            payable and accrued expenses                                 (1,373,346)            856,045          1,944,371
         (Decrease) Increase in income
            taxes payable                                                (  115,002)            135,838         (   22,683)
                                                                         ----------          ----------         ----------
                Total Adjustments                                         1,903,771             819,222             21,710
                                                                         ----------          ----------         ----------

                Net Cash Provided by Operating
                 Activities                                                 921,531           1,112,109             53,794
                                                                         ----------          ----------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment, net                              (1,027,445)         (  836,670)        (1,116,791)
   (Increase) in customer list                                                -              (   62,500)        (  105,000)
   Decrease (Increase) in other assets                                       84,779          (  328,771)        (   33,995)
   Acquisition of subsidiaries                                                -              (1,063,451)              -
                                                                         ----------          ----------         ----------

                Net Cash (Used In) Investing
                 Activities                                              (  942,666)         (2,291,392)        (1,255,786)
                                                                         ----------          ----------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of long-term debt                                            (1,870,519)         (1,319,451)        (  401,537)
   Increase in notes payable-bank                                           820,000             175,000          1,325,000
   Redemption of stock                                                        -                    -            (  107,193)
   Exercise of warrants and other                                             8,600              56,766               -
   Dividends                                                             (    4,806)         (    7,129)        (    9,194)
   Insurance of preferred stock                                               -                 320,000               -
   Increase in long-term debt                                             1,128,780           2,040,000            133,962
                                                                         ----------          ----------         ----------

                Net Cash Provided by
                 Financing Activities                                        82,055           1,265,186            941,038
                                                                         ----------          ----------         ----------

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                               60,920              85,903           (260,954)

CASH AND CASH EQUIVALENTS - Beginning                                       600,272             514,369            775,323
                                                                         ----------          ----------         ----------

CASH AND CASH EQUIVALENTS - Ending                                      $   661,192         $   600,272        $   514,369
                                                                         ==========          ==========         ==========



                See Notes to Consolidated Financial Statements.

                     ENVIRONMENTAL SERVICES OF AMERICA, INC.

                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                               FOR THE YEARS ENDED




                                                                                            DECEMBER 31,
                                                                                            ------------
                                                                            1995                1994               1993
                                                                            ----                ----               ----
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
      Cash paid during the year for:

           Income taxes                                                $ 170,371           $ 103,446           $  39,467
                                                                        ========            ========            ========

           Interest                                                    $ 552,972           $ 330,302           $ 167,104
                                                                        ========            ========            ========




                   SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING

                            AND FINANCING ACTIVITIES


   YEAR ENDED DECEMBER 31, 1995:

   The Company purchased property and equipment for $232,870, a portion of which purchase price was financed. The purchases were accounted for as follows:

      Cost of property and equipment                                $   232,870
      Cash paid at time of acquisition                                    4,984
                                                                     ----------
      Debt incurred                                                 $   227,886
                                                                     ==========

YEAR ENDED DECEMBER 31, 1994:

   The Company purchased property and equipment for $529,015, a portion of which purchase price was financed. The purchases were accounted for as follows:

      Cost of property and equipment                                $   529,015
      Cash paid at time of acquisition                                   15,520
                                                                     ----------
      Debt incurred                                                 $   513,495
                                                                     ==========

   Preferred shareholders converted 3,376 shares of Series A preferred stock and 766 shares of Series B preferred stock into a total of 452,543 shares of common stock. The transactions were accounted for as follows:

      Common stock                                                  $     9,051
      Preferred stock                                                (       41)
      Paid-in capital in excess of par                               (    9,010)
                                                                     ----------
                                                                    $     -
                                                                     ==========
   The Company retired 35,000 shares of common stock previously held as treasury stock. The transaction was accounted for as follows:

      Common stock                                                  $(      700)
      Paid-in capital in excess of par                               (   66,029)
      Treasury stock                                                     66,729
                                                                     ----------
                                                                    $      -
                                                                     ==========
During the year, the Company acquired substantially all of the assets, subject to certain liabilities, of two treatment, storage and disposal facilities and an environmental consulting and remediation business. The aggregate purchase price was $2,010,320 consisting of cash and shares of stock. The transactions are summarized as follows:

      Working capital acquired, other than cash                     $(  549,088)
      Property and equipment acquired                                 3,059,173
      Permits acquired                                                  213,291
      Goodwill acquired                                                 430,854
      Long-term debt acquired                                        (1,237,154)
      Other long-term liabilities acquired                           (  273,000)
      Common stock issued                                            (  580,625)
                                                                     ----------
           Net cash used in acquisition                             $ 1,063,451
                                                                     ==========

YEAR ENDED DECEMBER 31, 1993:

   The Company purchased property and equipment for $400,590, a portion of which purchase price was financed. The purchases were accounted for as follows:

      Cost of property and equipment                                $   400,590
      Cash paid at time of acquisition                                   21,055
                                                                     ----------
      Debt incurred                                                 $   379,535
                                                                     ==========

   The Company refinanced existing debt during the year realizing cash proceeds in excess of previously existing debt. The transaction was accounted for as follows:

      Total new debt$                                                   251,250
      Cash received                                                  (  133,962)
      Debt refinanced                                                $  117,288
                                                                     ==========

   During the year, the Company acquired property and equipment and customer lists in exchange for the issuance of 15,000 shares of common stock, the assumption of long-term debt and cash. The transaction was accounted for as follows:

      Cost of property and equipment                                $   107,550
      Cash paid at time of acquisition                                    9,021
                                                                     ----------
      Debt incurred                                                 $    98,529
                                                                     ==========

      Cost of customer list                                         $   127,500
      Common stock issued                                            (   22,500)
                                                                     ----------
      Cash paid                                                     $   105,000

   In connection with the former owners of TRI-S having guaranteed the collectibility of certain assets, such individuals agreed to a reduction of notes payable due them as well as to the cancellation of 46,425 shares of stock previously issued to them in connection with the acquisition of TRI-S. The transaction was accounted for as follows:

      Cancellation of common stock                                  $    92,850
      Cancellation of debt                                               65,409
                                                                     ----------
      Reduction of other current assets                             $   158,259
                                                                     ==========
                                       F-13

                     ENVIRONMENTAL SERVICES OF AMERICA, INC.

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 -         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                 A summary of the major accounting policies followed by the Company in the preparation of the accompanying financial statements is set forth below:

                 (a)     PRINCIPLES OF CONSOLIDATION:
                         The consolidated financial statements include the accounts of Environmental Services of America, Inc. and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

                 (b)     BUSINESS:
                         The Company is engaged in the business of providing for the control, cleanup, removal, transportation and disposal of hazardous waste; related geological testing and consulting; and air monitoring and testing services for private and public entities.

                 (c)     REVENUE RECOGNITION:
                         The Company's policy is to record revenue as earned and expenses are recognized as incurred.

                 (d)     CASH AND CASH EQUIVALENTS:
                         For purposes of the statement of cash flows, the Company considers cash and cash equivalents to include cash on hand, amounts due from banks, and any other highly liquid debt instruments purchased with a maturity of three months or less.

                 (e)     PROPERTY AND EQUIPMENT:
                         Depreciation of property and equipment is computed using the straight-line and double declining balance methods over the estimated useful lives of the related assets. Costs and related accumulated depreciation are deducted from the accounts on retirement or disposal and any resulting gain or loss is reflected in income. Betterments and major renewals or replacements are capitalized; expenditures for repairs and maintenance are charged against income.

                 (f)     GOODWILL:
                         Goodwill represents the excess of cost over the fair value of net assets of acquired businesses, and is being amortized on a straight-line basis over periods ranging from twenty to forty years.

NOTE 1 -         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

                 (g)     DEFERRED PERMIT COSTS:
                         Deferred permit costs, representing costs incurred in connection with obtaining permits required by regulatory agencies, are amortized over the period for which the permits are effective.

                 (h)     INCOME TAXES:
                         The provision for income taxes is based on elements of income and expense as reported in the statement of operations. Deferred income taxes are provided for timing differences between financial statement and income tax reporting.

                         The Company has recorded a deferred tax asset of $425,900 principally reflecting the availability of alternative minimum tax credits. Realization is dependent on generating taxable income in amounts sufficient to utilize such credits. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

                 (i)     EARNINGS PER SHARE:
                         Earnings per share of common stock is calculated based on the weighted average number of shares and equivalent shares outstanding during the period.

                 (j)     ESTIMATES:
                         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 -         ACQUISITIONS

                 Effective April 1, 1994, ENSA of Indiana, Inc. ("ENSA-IN") and ENSA of Missouri, Inc. ("ENSA-MO"), newly formed subsidiaries of the Company, acquired substantially all of the assets of Industrial Fuels and Resources, Inc. and Industrial Fuels and Resources of Missouri, Inc., respectively, which operated two treatment, storage, and disposal facilities. The total cost of the acquisition was $1,336,126 which approximated the fair value of the net assets acquired. The transaction was accounted for as a purchase and, accordingly, the financial statements include the operations of ENSA-IN and ENSA-MO beginning April 1, 1994.

NOTE 2 -         ACQUISITIONS (Continued)

                 On August 12, 1994, ENSA Environmental, Inc., a newly formed subsidiary of the Company, acquired certain assets and assumed certain liabilities of Earth Science Technologies, Inc., an environmental consulting and remediation business. The total cost of the acquisition was $674,194, which exceeded the fair value of the net assets acquired by $430,854. The excess is being amozitized on the straight-line method over twenty years. The financial statements include the operations of ENSA Environmental, Inc. beginning August 12, 1994.

                 The following summarized pro forma information assumes the acquisitions had occurred at the beginning of the periods presented and does not purport to be indicative of what would have occurred had the acquisitions been made as of those dates.

                                                 Year ended December 31,
                                                 -----------------------
                                               1994                  1993
                                               ----                  ----

                       Net sales          $ 35,747,924           $ 36,164,697
                                           ===========            ===========
                       Net income (loss)  $    142,390           $(    76,449)
                                           ===========            ===========

                       Earnings (loss)
                         per Common Share $        .03           $(       .02)
                                           ===========            ===========

NOTE 3 -         PROPERTY AND EQUIPMENT

                 Property and equipment is reflected at cost, net of accumulated depreciation and amortization, and is summarized as follows:

                                                                      December 31,
                                                                      ------------                     Depreciable
                                                                  1995                    1994            Lives
                                                                  ----                    ----         -----------

                 Land                                       $    199,126            $    199,126            -
                 Buildings and improvements                    4,026,128               3,548,361        31.5 Years
                 Equipment and vehicles                        6,032,822               5,237,282        3-7 Years
                 Furniture, fixtures and office
                   equipment                                   1,212,458               1,327,859        3-7 Years
                 Leasehold improvements                            7,543                 309,257        Lease term
                                                             -----------             -----------
                                                              11,478,077              10,621,885
                 Accumulated depreciation and
                   amortization                              ( 4,527,207)            ( 3,302,172)
                                                             -----------             -----------
                                                            $  6,950,870            $  7,319,713
                                                             ===========             ===========

NOTE 4 -         NOTES PAYABLE - BANK

                 Represents borrowings under a revolving credit line, expiring April 30, 1996 (see Note 10(b)), pursuant to the terms of which, the Company may borrow up to $3,000,000, including a maximum of $1,000,000 which may be utilized for standby letters of credit. Borrowings bear interest at one-half percent above the bank's base lending rate (9.0 percent at December 31, 1995). The borrowing agreement, among other things, requires the Company to maintain specified levels of tangible net worth, a specified minimum current ratio and limits the annual capital expenditures the Company may make. Borrowings under the revolving credit line, including outstanding letters of credit, plus the outstanding balance of the Company's term loan (Note 5(a)) may not exceed seventy percent of eligible accounts receivable. The revolving credit line and term loan are collateralized by the Company's accounts receivable.

NOTE 5 -         LONG-TERM DEBT

                 Long-term debt consists of the following:

                                                                                              December 31,
                                                                                              ------------
                                                                                     1995                     1994
                                                                                     ----                     ----

                 Term loan-bank (a)                                               $ 1,575,000             $ 1,875,000
                 Term loan (b)                                                        780,214                   -
                 Term loan-bank (c)                                                   229,167                   -
                 Term loan-bank (d)                                                    57,000                   -
                 Notes payable - equipment (e)                                        399,784               1,639,870
                 Notes payable - individual (f)                                        52,183                  92,331
                                                                                   ----------              ----------
                                                                                    3,093,348               3,607,201
                 Less current portion                                               2,089,290               1,148,149
                                                                                   ----------              ----------

                                                                                  $ 1,004,058             $ 2,459,052
                                                                                   ==========              ==========

                 (a)    TERM LOAN-BANK:
                        Represents the balance of a $2,000,000 term loan repayable in equal monthly principal installments of $25,000, plus interest at one percent above the bank's base rate (9.5 percent at December 31, 1995), through April 30, 1996 (see Note 10(b)) at which date all remaining unpaid principal is due.

                 (b)    TERM LOAN:
                        Represents a term loan due in equal monthly installments of $21,757 through July 1999 including interest at 10.25 percent per annum. The obligation is collateralized by property and equipment.

                 (c)    TERM LOAN-BANK:
                        Represents a term loan repayable in equal monthly principal installments of $5,729, plus interest at 9.25 percent through April 1999. The obligation is collateralized by property and equipment.

NOTE 5 -         LONG-TERM DEBT (Continued)

                 (d)    TERM LOAN-BANK:
                        Represents a term loan repayable in equal monthly principal installments of $1,583, plus interest at one percent above the bank's base rate (9.5 percent at December 31, 1995), through December 1998. The obligation is collateralized by property and equipment.

                 (e)    NOTES PAYABLE - EQUIPMENT:
                        Represents various equipment installment notes payable, with current monthly payments aggregating approximately $19,800 including interest at rates ranging from 7.25 to
                        11.75 percent, which are collateralized by the equipment. The terms of payment of these installment notes range between 36 and 60 months.

                 (f) NOTES PAYABLE - INDIVIDUAL: Represents notes payable to an individual due in equal monthly installments of $3,965, including interest at 10 percent, through February 1997. The obligation is collateralized by the accounts receivable of Northeast Environmental Services, Inc.

                        Aggregate annual maturities applicable to long-term debt are as follows:
                               1996                                 $ 2,089,290
                               1997                                     421,087
                               1998                                     373,963
                               1999                                     182,339
                               2000                                      13,342
                               Thereafter                                13,327
                                                                     ----------
                                                                    $ 3,093,348
                                                                    ===========

NOTE 6 -         CAPITAL STOCK

                 (a)    PREFERRED STOCK:
                        In connection with a private placement in December 1989, the Company issued 4,000 shares of its $.01 par value preferred stock, as Series A, 5 percent cumulative, convertible, fully participating preferred stock. Each Series A preferred share was convertible into 125 common shares at any time by preferred stockholders.

                        In connection with a private placement in June 1990, the Company issued 12,000 shares of its $.01 par value preferred stock, as Series B, 6 percent cumulative, convertible, fully participating preferred stock. Each Series B preferred share was originally convertible into 33 1/3 common shares at any time by preferred stockholders. In May 1991, a number of Series B shareholders elected to have each Series B preferred share they owned become convertible into 41 2/3 common shares instead of 33 1/3 common shares in exchange for, among other things, agreeing to give up the right to receive dividends. During 1994, in consideration of a one year extension of the due date of the Series B preferred shares, the conversion rates were increased by 10 percent to 45.83 and 36.67 shares, respectively.

NOTE 6 -         CAPITAL STOCK (Continued)

                        In connection with a private placement in April, 1994, the Company issued 3,200 shares of $.01 par value convertible preferred stock, Series C, at $100 per share, realizing proceeds of $320,000. Holders of Series C preferred stock shall be entitled to dividends as and when and only in the event that, dividends are declared and paid on common stock. The amount of the Series C dividends would be based on the common stock dividend declared as if such shares of Series C preferred stock had been converted to common stock. Each Series C preferred share is convertible into 55 common shares at any time by preferred shareholders.

                        During the year ended December 31, 1993, the Company redeemed 413 shares of Series A preferred stock, 139 shares of Series B preferred stock and 8,682 shares of common stock for total consideration of $107,193.

                        During the year ended December 31, 1994, 3,376 shares of Series A preferred stock and 766 shares of Series B preferred stock were converted into a total of 452,543 shares of common stock. As of December 31, 1994, no Series A preferred stock remained outstanding.

                        As of December 31, 1995, of the 10,258 shares of Series B Preferred Stock outstanding, 545 shares are convertible at 36.67 common shares per preferred share and are entitled to receive dividends and 9,713 shares are convertible at 45.83 common shares per preferred share.

                        Under a mandatory redemption provision, the Company is required to redeem the Series B and Series C preferred stocks for $100 per share in June 1996 and April 1999, respectively.

                 (b)    COMMON STOCK:
                        During the year ended December 31, 1995, the Company issued 5,000 shares of common stock in consideration of consulting services.

                 (c)    TREASURY STOCK:
                        In August 1992, the Company purchased 35,000 shares of its common stock on the open market for $66,729. Such shares were retired in September 1994.

NOTE 7 -         WARRANTS AND STOCK OPTIONS

                 (a)    WARRANTS:
                        Pursuant to its December 1989 and June 1990 private placements the Company issued 187,500 Series A Warrants and 419,038 Series B Warrants, respectively. Such warrants entitled the holders to purchase a like number of common shares at an exercise price of $1.00 per share as to the Series A Warrants and $1.70 as to the Series B Warrants. The warrants expired five years from their dates of issuance.

NOTE 7 -         WARRANTS AND STOCK OPTIONS (Continued)

                        During the year ended December 31, 1994, 71,875 Series A Warrants were exercised and an additional 37,500 series A Warrants were cancelled in exchange for 20,000 shares of common stock.

                        As of December 31, 1995, all warrants had either been exercised or had expired.

                 (b)    STOCK OPTIONS:
                        On October 12, 1987, the Company's Incentive Stock Option Plan became effective, pursuant to which options for up to 50,000 shares of common stock may be granted. In November 1991, options were granted for 50,000 shares of common stock at an exercise price of $3.3125 per share. During the year ended December 31, 1992, options to purchase 19,000 shares were cancelled. On February 16, 1993, the remaining 31,000 options were converted to options under the 1990 Performance Incentive Stock Option Plan.

                        On August 8, 1990, the 1990 Performance Incentive Stock Option Plan was approved by the Board of Directors, pursuant to which options for up to 150,000 shares of common stock could be granted. On February 18, 1992, the Plan was amended to increase the number of shares for which options can be granted to 400,000. Generally, options expire three years from their date of vesting. Information with respect to options under this plan follows:

                                                                                                      Option Price
                                                                                                      ------------
                                                                  Shares                 Per Share                   Aggregate
                                                                  ------                 ---------                   ---------
                 Outstanding
                  January 1, 1993                                217,500                $3.00 to $3.25             $   681,250
                 Issued                                          150,000                $2.00 to $3.00                 335,000
                 Cancelled                                      (137,000)               $3.00 to $3.25              (  439,750)
                 Transfer from 1987 Plan                          31,000                         $3.00                  93,000
                                                          --------------                 -------------              ----------
                 Outstanding
                  December 31, 1993                              261,500               $2.00 to $3.00                  669,500
                 Cancelled                                      ( 30,500)                       $3.00               (   91,500)
                                                          --------------                -------------               ----------
                 Outstanding
                  December 31, 1994                              231,000               $2.00 to $3.00                  578,000
                 Cancelled                                      (  9,500)                       $3.00                  (28,500)
                                                          --------------                -------------               ----------
                 Outstanding
                  December 31, 1995                              221,500               $2.00 to $3.00              $   549,500
                                                          ==============                =============               ==========

                 At December 31, 1995, options were exercisable for a total of 221,500 shares and options for the purchase of 178,500 shares were available for future grant.

NOTE 8 -         INCOME TAXES

                 The Company files a consolidated Federal income tax return with its subsidiaries.

NOTE 8 -         INCOME TAXES (Continued)

                 The provision (benefit) for income taxes consists of the following:

                                                                                Years Ended December 31,
                                                                                ------------------------
                                                                      1995                1994                  1993
                                                                      ----                ----                  ----

                 Federal income taxes:
                   Current                                         $(292,900)          $ 254,300             $ 13,500
                   Deferred                                         (203,600)           ( 90,900)                   -
                 State income taxes:
                   Current                                            39,900              74,000               41,000
                   Deferred                                         (131,400)                  -                    -
                                                                    --------            --------              -------
                 Provision (benefit) for income taxes              $(588,000)          $ 237,400             $ 54,500
                                                                    ========            ========              =======

                 A reconciliation of income tax expense (benefit) at the federal statutory rate to income tax expense (benefit) at the Company's effective rate is as follows:

                                                                                Years Ended December 31,
                                                                                ------------------------
                                                                      1995                1994                  1993
                                                                      ----                ----                  ----
                 Computed tax at the
                   federal statutory rate                          $(533,600)          $ 180,300             $ 29,400
                 State income tax -
                   net of federal tax
                   benefits                                         ( 60,100)             48,800               27,100
                 Amortization of goodwill - not
                   deductible                                         11,500              11,500               11,500
                 Other, net                                         (  5,800)           (  3,200)            ( 13,500)
                                                                    --------            --------             --------

                        Income tax expense
                            (benefit)                              $(588,000)           $237,400            $  54,500
                                                                    ========             =======             ========

                 The components of the net deferred tax asset as of December 31, 1995 are as follows:

                 Deferred tax asset:
                    Alternative minimum tax credit                    $ 294,500
                    Net operating loss carryforward                     131,400
                    Allowance for doubtful accounts                     155,000
                                                                       --------
                                                                        580,900
                 Deferred tax liability:
                    Depreciation                                        155,000


                 Net deferred tax asset                               $ 425,900
                                                                       ========

NOTE 9 -         COMMITMENTS AND CONTINGENCIES

                 (a)    EMPLOYMENT AGREEMENTS:
                        The Company has employment contracts with two officers, both of which expire December 31, 1996. Aggregate annual compensation pursuant to the contracts is $266,000 plus cost of living increases.

NOTE 9 -         COMMITMENTS AND CONTINGENCIES (Continued)

                 (b)    LEASES:
                        The Company is obligated under the terms of long-term leases for office space which expire at various dates through February 2002. The following is a schedule by year of future minimum rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 1995:

                               Year Ending
                               December 31,
                               1996                                 $   580,000
                               1997                                     446,000
                               1998                                     199,000
                               1999                                      89,000
                               2000                                      89,000
                               Thereafter                               104,000
                                                                     ----------
                                                                    $ 1,507,000
                                                                    ===========

                        Certain of these leases contain renewal options ranging from five to ten years. Additionally, two leases provide the Company with an option to purchase the properties.

                        Rent expense for the years ended December 31, 1995, 1994 and 1993 approximated $792,000, $463,000 and $347,000, respectively.

                 (c)    LEGAL MATTERS:
                        The Company is a defendant, together with numerous other parties, in an action by the owner of a building against the prior owner and all persons and companies hired by the prior owner to clean-up contaminated oil spills existing on the property prior to the sale and, in connection therewith, to conduct certain tests. The suit contends that the cleanup and/or the testing, some of which was done by the Company, was conducted negligently, and that misrepresentations were made by the prior owner concerning the true level of remaining contamination, and seeks $3.5 million in damages. Based on facts obtained during discovery, management believes, based upon the advice of counsel, that its exposure for damages to the plaintiff is not material.

                        The Company and its subsidiaries are also involved in other litigation arising in the normal course of business. While the results of such litigation cannot be predicted with certainty, management, based upon the advice of counsel, believes that the final outcome will not have a material adverse effect on the Company's results of operations or financial position.

NOTE 10 -         SUBSEQUENT EVENTS

                  (a) On January 25, 1996, the Company entered into an Agreement and Plan of Merger ("Merger Agreement") pursuant to which, subject to shareholder approval, the Company would merge with ENSA Acquisition Corp. ("EAC"), a wholly-owned subsidiary of ERD Waste Corp. ("ERD"), thereby becoming a wholly-owned subsidiary of ERD.

                        Concurrent with the execution of the Merger Agreement, the Company and ERD executed a Securities Purchase Agreement providing for a loan by ERD to the Company (the "Bridge Loan") of $500,000, and the issuance to ERD of 500,000 shares (the "Escrow Shares") of common stock. The Bridge Loan is subordinated in right of payment to the Company's indebtedness to its principal bank lender. Repayment of the Bridge Loan is due on December 31, 1996, together with interest at the prime rate.

                        Pursuant to the Securities Purchase Agreement, the Escrow Shares have been placed in escrow. One half of such shares will be released to ERD on December 31, 1996 if the Bridge Loan is not repaid on or before such date, and one half of such shares will be released to ERD on June 30, 1997 if the Bridge Loan is not repaid on or before such date.

                  (b) On March 28, 1996, the Company's principal bank lender extended the due date of the Company's notes payable (Note 4) and Term Loan (Note 5(a)) from April 30, 1996 to the earlier of June 15, 1996 or the date that the Company is acquired by ERD.

                  (c) On April 4, 1996, EAC offered to purchase all the out-standing shares of common stock of the Company at $1.66 per share, net to the seller in cash, upon the terms and conditions set forth in the Offer to Purchase dated April 4, 1996. The offer is conditional upon, among other things, there being validly tendered and not withdrawn prior to the expiration of the Offer, at least that number of shares which would constitute a majority of the shares on a fully diluted basis.

              ACCOUNTANTS' REPORT ON FINANCIAL STATEMENT SCHEDULES





The Board of Directors and Stockholders
Environmental Services of America, Inc.
Rahway, New Jersey


     The audit referred to in our report dated March 30, 1996, relating to the consolidated financial statements of Environmental Services of America, Inc. and subsidiaries for the years ended December 31, 1995, 1994 and 1993, included the audit of the financial statement schedules incorporated by reference in Item 14 of Form 10-K.

     In our opinion, such financial statement schedules present fairly the information set forth therein.





                                               COOPER, SELVIN & STRASSBERG LLP
                                               CERTIFIED PUBLIC ACCOUNTANTS






Great Neck, New York
March 30, 1996

                     ENVIRONMENTAL SERVICES OF AMERICA, INC.

                                AND SUBSIDIARIES

                    SCHEDULE V -PROPERTY, PLANT AND EQUIPMENT

- -----------------------------------------------------------------------------------------------------------------------------------
COLUMN A                          COLUMN B            COLUMN C              COLUMN D             COLUMN E               COLUMN F
- -----------------------------------------------------------------------------------------------------------------------------------
                                  Balance at                                                       Other                 Balance
                                  Beginning           Additions                                 Changes Add              at End
Description                        of Year             At Cost             Retirements           (Deduct)                of Year
- -----------                        -------             -------             -----------           --------                -------
Year ended December 31, 1995:

   Land                           $   199,126        $     -               $    -               $    -                $    199,126

   Buildings and improve-
   ments                            3,548,361            477,767                -                    -                   4,026,128

   Equipment and                                                                                   203,067  (3)
   vehicles                         5,237,282            705,723                                  (113,250) (2)          6,032,822

   Furniture, fixtures                                                                            (203,067) (3)
   and office equipment             1,327,859             88,066                -                 (    400) (2)          1,212,458

   Leasehold improvements             309,257              -                (301,714)                -                       7,543
                                   ----------         ----------            --------             ---------             -----------

                                  $10,621,885        $ 1,271,556           $(301,714)           $ (113,650)           $ 11,478,077
                                   ==========         ==========            ========             =========             ===========



Year ended December 31, 1994:

   Land                           $   158,335        $   110,000   (1)     $    -               $ ( 89,209) (2)       $    199,126
                                                          20,000
   Buildings and improve-
   ments                            1,731,402          1,705,000   (1)                            (437,146) (2)          3,548,361
                                                         549,105
   Equipment and
   vehicles                         3,468,719          1,244,173   (1)          -                 (356,090) (2)          5,237,282
                                                         880,480
   Furniture, fixtures
   and office equipment             1,050,369            337,020                -                  (59,530) (2)          1,327,859

   Leasehold improvements             310,567              2,855              (4,165)                -                     309,257
                                   ----------         ----------            --------             ---------             -----------

                                  $ 6,719,392        $ 4,848,633           $  (4,165)           $ (941,975)           $ 10,621,885
                                   ==========         ==========            =========            =========             ===========


Year ended December 31, 1993:

   Land                           $   139,773        $    18,562           $    -               $      -              $    158,335

   Buildings and improve-
   ments                              970,147            761,255                -                      -                 1,731,402

   Equipment and
   vehicles                         2,942,323            642,316                -                 (221,128) (2)          3,468,719
                                                                                                   105,208  (3)
   Furniture, fixtures
   and office equipment               946,501            209,076                -                 (105,208) (3)          1,050,369

   Leasehold improvements             353,656              1,362             (44,451)                -                     310,567
                                   ----------          ---------            --------             ---------             -----------

                                  $ 5,352,400        $ 1,632,571           $ (44,451)           $ (221,128)           $  6,719,392
                                   ==========         ==========            ========             =========             ===========

(1) Subsidiary acquired
(2) Disposal
(3) Reclassification

                     ENVIRONMENTAL SERVICES OF AMERICA, INC.

                                AND SUBSIDIARIES

      SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION OF

                          PROPERTY, PLANT AND EQUIPMENT

- -----------------------------------------------------------------------------------------------------------------------------------
COLUMN A                          COLUMN B            COLUMN C              COLUMN D             COLUMN E               COLUMN F
- -----------------------------------------------------------------------------------------------------------------------------------
                                  Balance at          Additions                                    Other                 Balance
                                  Beginning          Charged to                                 Changes Add              at End
Description                        of Year       Costs and Expenses        Retirements           (Deduct)                of Year
- -----------                        -------       ------------------        -----------           --------                -------
Year ended December 31, 1995:

   Buildings and improve-
   ments                           $   134,932        $   103,037            $   -               $    -                 $   237,969

   Equipment and                                                                                    193,945  (2)
   vehicles                          2,268,145          1,074,513                -                 ( 97,025) (1)          3,439,578

   Furniture, fixtures                                                                             (193,945) (2)
   and office equipment                811,573            228,919                -                 (    400) (1)            846,147

   Leasehold improvements               87,522            217,705            (301,714)                -                       3,513
                                    ----------         ----------            --------             ---------              ----------

                                   $ 3,302,172        $ 1,624,174           $(301,714)           $ ( 97,425)            $ 4,527,207
                                    ==========         ==========            ========             =========              ==========



Year ended December 31, 1994:

   Buildings and improve-
   ments                           $   209,171        $    80,899            $   -               $ (155,138) (1)        $   134,932

   Equipment and
   vehicles                          1,719,049            847,102                -                 (298,006) (1)          2,268,145

   Furniture, fixtures
   and office equipment                639,404            221,705                -                  (49,536) (1)            811,573

   Leasehold improvements               60,383             31,304              (4,165)                -                      87,522
                                    ----------         ----------             -------             ---------              ----------

                                   $ 2,628,007        $ 1,181,010            $ (4,165)           $ (502,680)            $ 3,302,172
                                    ==========         ==========             =======             =========              ==========



Year ended December 31, 1993:

   Buildings and improve-
   ments                           $   170,133        $    39,038            $    -              $      -               $   209,171

   Equipment and                                                                                   (183,412) (1)
   vehicles                          1,249,451            598,338                 -                  54,672  (2)          1,719,049

   Furniture, fixtures
   and office equipment                536,004            158,072                 -                 (54,672) (2)            639,404

   Leasehold improvements               65,110             39,724             (44,451)                  -                    60,383
                                    ----------         ----------            --------             ---------              ----------

                                   $ 2,020,698          $ 835,172           $ (44,451)           $ (183,412)            $ 2,628,007
                                    ==========           ========            ========             =========              ==========

(1) Disposal
(2) Reclassification

                     ENVIRONMENTAL SERVICES OF AMERICA, INC.

                                AND SUBSIDIARIES

         SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


- -----------------------------------------------------------------------------------------------------------------------------------
COLUMN A                             COLUMN B                       COLUMN C                          COLUMN D            COLUMN E
- -----------------------------------------------------------------------------------------------------------------------------------
                                                                        Additions
                                                               -------------------------------
                                                                   (1)                 (2)
                                    Balance at            Charged to           Charged to                                   Balance
                                     Beginning            Costs and              Other                                      at End
  Description                         of Year               Expenses            Accounts              Deductions            of Year
  -----------                         -------               --------            --------              ----------            -------
Year ended December 31, 1995:

   Allowance for doubtful
      accounts - accounts
      receivable                     $  469,605            $ 813,637            $    -                $ (835,637)         $ 447,605
   Accumulated amorti-
      zation goodwill                   232,818               55,485                 -                      -               288,303
   Accumulated amorti-
      zation deferred
      permit costs                      147,696               57,583                 -                      -               205,279
                                      ---------             --------             --------              ---------           --------

                                     $  850,119            $ 926,705            $    -                $ (835,637)         $ 941,187
                                      =========             ========             ========              =========           ========




Year ended December 31, 1994:

   Allowance for doubtful
      accounts - accounts
      receivable                     $  272,605            $ 297,195            $ 100,000 (1)         $ (200,195)         $ 469,605
   Accumulated amorti-
      zation goodwill                   190,595               42,223                 -                      -               232,818
   Accumulated amorti-
      zation deferred
      permit costs                       92,277               55,419                 -                      -               147,696
                                      ---------             --------             --------              ---------           --------

                                     $  555,477            $ 394,837            $ 100,000             $ (200,195)         $ 850,119
                                      =========             ========             ========              =========           ========



Year ended December 31, 1993:

   Allowance for doubtful
      accounts - accounts
      receivable                     $  271,722            $ 216,967            $    -                $ (216,084)         $ 272,605
   Accumulated amorti-
      zation goodwill                   156,653               33,942                 -                      -               190,595
   Accumulated amorti-
      zation deferred
   permit costs                          45,358               46,919                 -                      -                92,277
                                      ---------             --------             --------              --------            --------


                                     $  473,733            $ 297,828            $    -                $ (216,084)         $ 555,477
                                      =========             ========             ========              =========           ========


(1) Subsidiary acquired


   All valuation and qualifying accounts and reserves are deducted in the balance sheet from the assets to which they apply.

                     ENVIRONMENTAL SERVICES OF AMERICA, INC.

                                AND SUBSIDIARIES

                       SCHEDULE IX - SHORT-TERM BORROWINGS



- -----------------------------------------------------------------------------------------------------------------------------------
COLUMN A                             COLUMN B               COLUMN C            COLUMN D            COLUMN E            COLUMN F
- -----------------------------------------------------------------------------------------------------------------------------------
                                                                                Maximum             Average             Weighted
                                                            Weighted             Amount              Amount              Average
                                    Balance at               Average           Outstanding         Outstanding          Interest
Category of Aggregate                   End                 Interest           During the          During the          During the
 Short-Term Borrowings                of Year                 Rate               Period              Period               Period

Year ended December 31, 1995:

   Banks                             $ 2,470,000               9.0%            $ 2,470,000           $ 1,936,274            9.45%
                                      ==========               ===              ==========            ==========            ====

Year ended December 31, 1994:

   Banks                             $ 1,650,000               9.0%            $ 2,075,000           $ 1,471,712            7.67%
                                      ==========               ===              ==========            ==========            ====

Year ended December 31, 1993:

   Banks                             $ 1,475,000               6.5%            $ 1,475,000           $   543,105            6.50%
                                      ==========               ===              ==========            ==========            ====

   Weighted average interest rate during the period was calculated by dividing the actual short-term expense by the average short-term debt outstanding.

                     ENVIRONMENTAL SERVICES OF AMERICA, INC.

                                AND SUBSIDIARIES

             SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION


- -------------------------------------------------------------------------------
                 COLUMN A                              COLUMN B

                                               CHARGED TO COST AND EXPENSES
                                                   YEAR ENDED DECEMBER 31,
                                        1995         1994            1993
                                        ----         ----            ----

1.    Maintenance and repairs            (a)            (a)             (a)

2.    Amortization of intangible
      assets:
          Goodwill                       55,485         42,223          33,942
          Deferred financing costs         -              -               -
          Deferred permit costs          57,583         55,419          46,919
          Customer list                  40,200         32,850           5,312

3.        Taxes, other than payroll
          income taxes                   (a)            (a)             (a)

4.        Royalties                        -              -               -

5.        Advertising costs              (a)            (a)             (a)



(a) Does not exceed one percent of sales.

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Environmental Services of America, Inc.
                                                   (Registrant)


                                      By:  /s/ Jon Colin
                                         -----------------------------------
                                              Jon Colin, President and
                                              Chief Executive Officer

April 12, 1996



           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            Name                                 Title                      Date
            ----                                 -----                      -----

By: /s/ Jon Colin                    President and Chief Executive      April 12, 1996
   -----------------------------      Officer
           Jon Colin



By: /s/ Kathleen P. LeFevre          Chief Financial Officer            April 12, 1996
   -----------------------------
      Kathleen P. LeFevre




By: /s/ Joseph Jacobsen              Director                          April 12, 1996
   -----------------------------
        Joseph Jacobsen


By: /s/ Walter H. Barandiaran        Director                          April 12, 1996
   -----------------------------
       Walter H. Barandiaran



By: /s/ Schneur Z. Genack            Director                          April 12, 1996
   ------------------------------
         Schneur Z. Genack

